Form 10-K
period 1993-12-31
NORWEST FINANCIAL INC
filed 1994-03-14
CIK 708481

TABLE OF CONTENTS




     Items                                                   Page

     Business                                                          1

     Properties                                                       17

     Legal Proceedings                                                17

     Market for Registrant's Common Equity and
       Related Stockholder Matters                                    18

     Selected Financial Data                                          18

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                     19

     Financial Statements and Supplementary Data                      23

     Independent Auditors' Report                                     25

     Consolidated Balance Sheets                                      26

     Statements of Consolidated Earnings and
       Retained Earnings                                              28

     Statements of Consolidated Cash Flows                            29

     Notes to Consolidated Financial Statements                       30

     Schedule I - Marketable Securities                               48

     Exhibits, Financial Statement Schedules,
       and Reports on Form 8-K                                        51

     Signatures                                                       54




     This Table of Contents is not a part of the Form 10-K Annual Report and is included for convenience of reference only.

                                  PART I

Item 1.  Business.

                                THE COMPANY

Norwest Financial, Inc. (the "Company") is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent").
The Parent is a wholly-owned subsidiary of Norwest Corporation ("Norwest"), a $50.8 billion diversified financial services organization. (Unless the context otherwise requires, any reference to "Norwest Financial" shall include the Company and its subsidiaries.)

Norwest Financial is primarily engaged in the consumer finance business. Consumer finance receivables consist of loans made to individuals and sales finance contracts arising from the sale of goods and services. Norwest Financial also has credit card receivables and insurance premium finance receivables in its consumer portfolio. Effective November 17, 1992, the Company expanded its consumer finance operations into Canada with the purchase of the consumer finance business of Trans Canada Credit Corporation Limited. This acquisition was accounted for as a purchase and, accordingly, Norwest Financial's financial statements were not restated to reflect the accounts and operations of this business prior to acquisition. Canadian financial information in this document is shown in United States dollars unless otherwise indicated. Assets and liabilities in Canadian dollars are translated at the exchange rate as of the balance sheet date. Canadian operating results are translated at the average exchange rates for the period covered by the income statement. At December 31, 1993, the Company and its consumer finance subsidiaries had 942 branch offices in 46 states and the ten Canadian provinces. For a summary of total income, earnings before income taxes and total assets by country, see note 8 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of subsidiaries of Norwest Corporation. Credit property, involuntary unemployment and non-filing insurance are provided as part of Norwest Financial's consumer finance business. Such business is written, directly or through reinsurance agreements, by one of the Company's insurance subsidiaries, or it is offered on an agency basis by Norwest Financial. One of the Company's subsidiaries provides information services to Norwest Financial and other financial services companies. The Company also has subsidiaries engaged in the commercial finance business, including lease financing and accounts receivable financing.

                            CONSUMER OPERATIONS



At December 31, 1993, consumer receivables accounted for 89% of Norwest Financial's total finance receivables outstanding. The amount and type of consumer receivables outstanding in the United States and Canada is shown below:


                     Consumer Receivables Outstanding

(In Thousands)

                                 United States       Canada          Total

Loans:
  Secured by real estate           $1,200,103       $ 29,870      $1,229,973
  Not secured by real estate        1,102,969        326,712       1,429,681

    Total loans                     2,303,072        356,582       2,659,654

Sales finance contracts             1,045,891         40,685       1,086,576

    Total consumer finance          3,348,963        397,267       3,746,230

Other consumer receivables            212,680                        212,680

    Total consumer receivables     $3,561,643       $397,267      $3,958,910


Loans had an average balance per account of $3,111. Sales finance contracts had an average balance per account of $897. Other consumer receivables include credit card receivables and insurance premium finance receivables.



Geography

At December 31, 1993, Norwest Financial had consumer finance branch offices in 46 states and the ten Canadian provinces. The number of consumer finance branch offices and percentage of consumer finance receivables in the United States or Canada at December 31, 1993, is shown on the following page:

   Number of Branch Offices and Percent of Receivables per State or Province

                             Percent of                                        Percent of
                   Number   United States                            Number   United States
                     of       Consumer                                 of       Consumer
                   Branch      Finance                               Branch      Finance
State              Offices   Receivables        State                Offices   Receivables
Alabama               39         4.0%           Nebraska                 8         1.1%
Alaska                 6          .8            Nevada                  11         1.4
Arizona               16         1.6            New Hampshire            1          .1
California           107        12.1            New Jersey               9         1.1
Colorado              16         1.6            New Mexico              19         2.0
Connecticut            1          .2            New York                16         2.7
Delaware               2          .1            North Carolina          18         3.0
Florida               41         5.4            North Dakota             5          .7
Georgia               18         2.4            Ohio                    28         4.3
Hawaii                19         2.2            Oklahoma                14         1.6
Idaho                 10         1.4            Oregon                  10         1.3
Illinois              24         3.1            Pennsylvania            28         3.6
Indiana               16         1.6            Rhode Island             4          .6
Iowa                  13         2.2            South Carolina          26         2.7
Kansas                 6          .9            South Dakota             2          .3
Kentucky              11         1.9            Tennessee               25         2.7
Louisiana             39         3.2            Texas                   49         6.0
Maryland              24         3.4            Utah                    10         1.4
Massachusetts         13         1.8            Virginia                10          .7
Minnesota              9         1.7            Washington              21         3.4
Mississippi           19         1.4            West Virginia            7          .8
Missouri              24         3.7            Wisconsin               13          .8
Montana                7          .8            Wyoming                  2          .2

                                                                       816       100.0%

                             Percent of                                        Percent of
                   Number     Canadian                               Number     Canadian
                     of       Consumer                                 of       Consumer
                   Branch      Finance                               Branch      Finance
Province           Offices   Receivables        Province             Offices   Receivables
Alberta                8         5.6%           Nova Scotia             14        14.2%
British Columbia      17        10.9            Ontario                 36        29.7
Manitoba               4         2.6            Prince Edward Island     1         1.2
New Brunswick         10         8.0            Quebec                  20        14.9
Newfoundland          12         9.2            Saskatchewan             4         3.7

                                                                       126       100.0%

During 1993, the number of consumer finance branch offices increased by 60.

Growth and Volume of Consumer Finance Receivables

The following tables present the growth and volume of Norwest Financial's loans and sales finance contracts for the five years ended December 31, 1993:

                         Consumer Finance Receivables
                      and Number of Accounts Outstanding

                           Percentage                Percentage    Average  Number
   At        Consumer       Increase                  Increase     Balance    of
December      Finance     From Previous  Number of  From Previous    Per    Branch
   31,      Receivables        Year      Accounts        Year      Account  Offices
  1993    $3,746,230,000       12%       2,066,000        8%       $1,813     942
  1992     3,356,832,000       21        1,906,000       15         1,761     882
  1991     2,768,821,000       15        1,664,000       21         1,664     733
  1990     2,416,911,000       16        1,372,000       11         1,762     643
  1989     2,086,345,000       12        1,231,000        6         1,695     618


        Loans Made and Acquired and Sales Finance Contracts Purchased

                           Number of    Average      Sales                 Average
                           Loans Made  Size Loan    Finance     Number of    Size
 Year Ended   Loans Made      and      Made and    Contracts    Contracts  Contract
December 31, and Acquired*  Acquired   Acquired    Purchased    Purchased  Purchased
   1993     $2,169,132,000   775,000    $2,799  $1,553,022,000  1,591,000    $976
   1992      1,944,225,000   733,000     2,652   1,257,919,000  1,350,000     932
   1991      1,417,742,000   576,000     2,461   1,128,986,000  1,211,000     932
   1990      1,313,697,000   494,000     2,659     896,268,000    926,000     968
   1989      1,162,871,000   451,000     2,578     742,059,000    785,000     945

[FN]
* Includes balances renewed of $680,357,000, $480,030,000, $392,683,000,
  $377,368,000, and $339,043,000 for the years 1993 through 1989, respectively.

Regulation

Norwest Financial's consumer finance lending operations in the United States are, for the most part, regulated by consumer finance laws or similar legislation in each of the states where Norwest Financial has branch offices. Although consumer finance laws have been in effect many years, amending and new legislation is frequently enacted. In those states which have enacted legislation in recent years that affects the maximum permitted amount of loan and the maximum allowable rate of charge, the trend has been to increase such amounts and rates of charge, or to deregulate the same altogether. With respect to the foregoing, Norwest Financial's consumer lending operations in Canada are, for the most part, essentially deregulated.

Consumer finance laws generally require that each branch office be licensed to conduct its business. In most jurisdictions the granting of licenses is dependent on a finding of financial responsibility, character and fitness of the applicant and, in some jurisdictions, public convenience and advantage. Each licensed branch office is subject to state or provincial regulation and examination. In nearly all states a report of the activities of licensed branch offices must be made annually to the appropriate state department. Licenses are revocable for cause and their continuance depends upon compliance with the provisions of the applicable state or provincial law. Norwest Financial has never had any of its licenses revoked.

The Federal Consumer Credit Protection Act requires a written statement showing the annual percentage rate of finance charge and other information to be given to borrowers when consumer credit contracts are made. It also requires certain disclosures to applicants concerning credit reports that are used as a basis for denying or increasing the charge for credit.

The Federal Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age (provided the applicant has the capacity to contract), or because all or part of the applicant's income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act.

By virtue of a Federal Trade Commission rule, sales finance contracts and certain loans (those made for the borrower's purchase of personal property from a seller having a relationship with the lender) contain a provision that the lender is subject to all claims and defenses which the borrower could assert against the seller. However, the borrower's recovery under such provision cannot exceed the amount paid under the contract.

A Federal Trade Commission trade regulation rule on creditor practices prohibits, among other things, the taking of a security interest (other than a purchase money security interest) in certain of a borrower's household goods.

In Canada, there are similar laws regarding the granting of credit.

Regulation of the Company's insurance subsidiaries is described under "Insurance Operations."

Business Methods

Loans are generally repayable in monthly installments and are made for periods
of 180 months or less.   Sales finance contracts can be either open-end
(revolving) or closed-end. An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases. A closed-end sales finance contract covers only a single purchase. At December 31, 1993, open-end sales finance contracts accounted for 61% of Norwest Financial's total sales finance receivables outstanding. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts can be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account. Closed-end sales finance contracts purchased are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

In order to make a careful selection of credit risks, Norwest Financial reviews credit information concerning each applicant to determine income, living expenses, payment obligations, indebtedness, paying habits, and length and stability of employment. The information is obtained from the applicants, the applicants' employers, creditors of the applicants and credit reporting agencies. Norwest Financial believes that any risk to its business which may be created by unfavorable local conditions is minimized by the large number of customers, their broad range of occupations and geographical distribution.

In many cases the loans are secured by liens on household goods, automobiles, other personal property or real estate. Of the total loans made in the United States during 1993, approximately 92% of the amount and 82% of the number were secured by security agreements or other forms of security. The decision to record a lien or to appraise or examine the title to collateral depends upon the size of loan and the type of collateral. As an alternative to recording liens on personal property securing certain loans, Norwest Financial purchases non-filing insurance, the cost of which is borne by the borrowers. Generally, Norwest Financial institutes legal proceedings on its loans, including foreclosure on collateral, only when it appears that a recovery is likely which will justify the cost of bringing suit.

Generally, Norwest Financial carries only one loan with a borrower at any one time. When a borrower wishes to obtain additional money from Norwest Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower's credit is satisfactory. Of the total amount of loans made during 1993, 64.1% represented funds lent to borrowers who requested additional money while still owing Norwest Financial. In the years 1992 through 1989, this figure was 64.4%, 63.7%, 62.3% and 62.3%, respectively. In 1993, of the 769,000 loans made by Norwest Financial, 371,000 were to borrowers who requested additional money while still owing a balance to Norwest Financial. The average amount of additional money lent to such borrowers was $1,852; the average amount of the old balance was $1,835. Norwest Financial's policy is that loans are not made to present customers to cure a default in principal or interest.

Sales finance contracts are purchased not only because they are profitable in themselves, but also because they provide a major source of new loan customers. During 1993, approximately 72% of the number of new loans were made to present and former sales finance customers.

Norwest Financial began marketing VISA and MasterCard credit cards to certain of its customers through its United States branch offices in 1987. These credit cards are issued by Dial Bank, the Company's state bank subsidiary located in Sioux Falls, South Dakota. Dial Bank had 153,000 VISA or MasterCard accounts at December 31, 1993; credit card receivables outstanding were $137.4 million.

Dial Bank also finances liability and material damage auto insurance in the state of California. Dial Bank entered this business in February 1991 through the purchase of the insurance premium finance receivables of Coast Program, Inc. Business is generated through 2,100 independent insurance agents. Processing is performed by Norwest Financial Coast, Inc. from production offices located in Signal Hill and San Francisco, California. At December 31, 1993, approximately 118,000 accounts totaling $71.8 million were outstanding.

Norwest Financial's average earned rates of charge on the average amount of consumer receivables outstanding during each of years 1993 through 1989 were 22.55%, 22.49%, 21.97%, 21.92%, and 21.78%, respectively.


Loss Experience

The allowance for losses on consumer receivables is based on loss experience in relation to consumer receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, consumer finance receivables in the United States are written off for financial reporting if no payment is applied during the three-month period immediately preceding the balance sheet date and the receivable is three or more payments contractually delinquent. However, on loans over $25,000, those portions of the balances determined to be fully secured by real estate are excluded from write-offs. Consumer finance receivables in Canada are written off in the month following a six-month period in which no full payment is applied and if the receivable is one or more payments contractually delinquent. Other consumer receivables are written off for financial reporting when certain delinquency criteria are met.

Information concerning consumer loss experience and allowance for losses is shown below:

                                           Years Ended December 31,

(In Thousands)                  1993       1992       1991       1990       1989
Allowance, beginning
  of period                   $106,024   $ 77,562   $63,150    $51,450    $43,428

Write-offs:
  Loans                         74,835     57,582    54,958     38,152     31,689
  Sales finance                 21,221     17,684    18,147     12,186     10,252
  Other                          5,491      6,496     7,608      3,712      3,053
      Total write-offs         101,547     81,762    80,713     54,050     44,994

Recoveries:
  Loans                         11,226      8,153     5,871      5,375      5,079
  Sales finance                  2,224      2,438     1,938      1,814      1,989
  Other                            501        737       448         73          8
      Total recoveries          13,951     11,328     8,257      7,262      7,076

Provision for credit losses
  charged to expense            96,448     78,591    81,485     58,488     45,940

Allowance related to
  receivables acquired                     20,305     5,383

Allowance, end of period
  Loans                         71,809     68,212    44,512     41,000     34,220
  Sales finance                 35,417     28,912    24,600     18,050     14,380
  Other                          7,650      8,900     8,450      4,100      2,850
      Total allowance         $114,876   $106,024   $77,562    $63,150    $51,450

Ending receivables as
  a percent of total
  consumer receivables:
    Loans                           67%        70%       67%        70%        71%
    Sales finance                   28         26        28         26         25
    Other                            5          4         5          4          4
                                   100%       100%      100%       100%       100%


Allowance as a percent of
  ending receivables              2.90%      3.02%     2.65%      2.51%      2.37%

Write-offs after recoveries
  as a percent of average
  consumer receivables            2.41%      2.37%     2.69%      2.05%      1.90%

Consumer receivables
outstanding more
than three payments
contractually delinquent      $ 73,541   $ 70,938   $55,635    $44,968    $37,298

Insurance Operations

The credit insurance operations have a close relationship with Norwest Financial's consumer operations. Generally, where applicable laws permit, Norwest Financial makes credit life, credit disability, property, and involuntary unemployment insurance available to borrowers. If the customer decides to purchase insurance, an additional charge is made. Credit life insurance generally provides, at a minimum, for the repayment of the indebtedness upon the death of the insured borrower. Credit disability coverage provides for the monthly payment of the indebtedness while the borrower is disabled because of accident or illness. Property insurance provides for the payment of the value or cost of repairs or replacement of covered property of the borrower if the property is damaged, destroyed or stolen. Involuntary unemployment insurance provides for the monthly payment of the indebtedness while the borrower is unemployed, if the borrower becomes unemployed due to layoff, termination, lockout, labor disputes or strike. Non-filing insurance is an alternative to perfecting a security interest in property used as collateral. Payment is provided, up to a specified limit, when there is a loss with this coverage which resulted from the failure to perfect a security interest.

The Company's insurance subsidiaries provide, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of subsidiaries of Norwest Corporation. Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than insurance subsidiaries that are subsidiaries of the Company's state banking subsidiary) are limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (i) is directly related to an extension of credit by Norwest or any of its subsidiaries, and (ii) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower. In addition, the Company's casualty insurance subsidiary is permitted under this Act to underwrite non-filing insurance policies issued to Norwest or any of its subsidiaries.

The Company's insurance subsidiaries insure or reinsure credit life or disability insurance in 46 states and the ten Canadian provinces and property insurance in 42 states. Property insurance is offered in nine Canadian provinces. Prior to 1992, property insurance in the United States was offered by Norwest Financial on an agency basis. Involuntary unemployment insurance is offered on an agency basis in 27 states and nine Canadian provinces and is written directly by one of the Company's insurance subsidiaries in 12 states. Non-filing insurance is offered on an agency basis in 20 states and is underwritten by one of the Company's insurance subsidiaries in 25 states.

The laws of most of the states in which Norwest Financial operates regulate the sale of insurance to borrowers by prescribing, among other things, the maximum amount and term thereof and by fixing the permissible premium rates or authorizing the state insurance commissioner or other state official to fix the maximum premium rates on such insurance. In several states such rates have been reduced in recent years.

The life insurance in force of the Company's United States life insurance subsidiary for the categories (i) insurance that was directly written on customers of Norwest Financial and other subsidiaries of Norwest by such life insurance subsidiary, less the amount directly written on certain other subsidiaries of Norwest and ceded, and (ii) insurance that was written on customers of Norwest Financial and other subsidiaries of Norwest and assumed by such life insurance subsidiary at December 31 of the years 1993 through 1989, inclusive, are shown by the following table:

                                             At December 31,

(In Thousands)            1993        1992        1991        1990        1989
Insurance:
  Directly written     $2,133,588  $1,927,063  $2,254,092  $2,098,366  $1,958,346

  Written and assumed     288,818     164,839     177,056     169,699     305,203

Insurance premiums, claim and underwriting expenses and income from underwriting for life and disability insurance underwritten by the Company's insurance subsidiaries in the United States and Canada are summarized for the periods indicated below:

                                         Years Ended December 31,

(In Thousands)               1993       1992       1991       1990       1989
Premiums earned:
  Life                     $26,141    $26,806    $24,085    $23,231    $21,500
  Disability                34,932     31,724     28,009     26,993     24,536

Claim expense:
  Life                      10,381      8,903      7,671      7,389      6,618
  Disability                14,048     11,785     10,289     10,568      8,706

Underwriting expense:
  Life                       1,961      3,564      3,117      3,302      4,402
  Disability                 3,618      4,594      3,900      3,691      3,651

Income from underwriting:
  Life                      13,799     14,339     13,297     12,540     10,480
  Disability                17,266     15,345     13,820     12,734     12,179

Income from the underwriting (as principal), or the sale (as agent), of property insurance, involuntary unemployment insurance and non-filing insurance for the years 1993 through 1989 were $24,949,000; $22,204,000; $18,169,000;
$17,252,000; and $11,451,000, respectively.

                       COMMERCIAL FINANCE OPERATIONS



At December 31, 1993, commercial finance receivables accounted for 11% of Norwest Financial's total finance receivables outstanding. The following table presents Norwest Financial's commercial finance business for the five years ended December 31, 1993:


                 Commercial Finance Receivables Outstanding

                               (In Thousands)


                                           Total
        At                  Accounts     Commercial      Percentage
     December    Leasing   Receivable     Finance    Increase (Decrease)
        31,     and Other   Financing   Receivables   From Previous Year

       1993     $381,129    $130,983      $512,112          (13)%
       1992      442,331     147,570       589,901           (7)
       1991      476,443     155,315       631,758           (5)
       1990      477,344     188,992       666,336            8
       1989      493,490     124,354       617,844          (30)


Norwest Financial's average earned rates of charge on the average amount of commercial finance receivables outstanding during each of the years 1993 through 1989 were 13.46%, 14.06%, 14.74%, 14.68%, and 13.33%, respectively.

The common stock of two commercial finance subsidiaries, Norwest Business Credit, Inc. and Norwest Leasing, Inc., was transferred by way of a non-cash dividend to the Parent on December 29, 1989 (said subsidiaries being hereinafter called the "Transferred Subsidiaries"). The Parent immediately transferred the common stock of the Transferred Subsidiaries to Norwest by way of a non-cash dividend. The Transferred Subsidiaries were engaged in commercial lending and lease financing. The transfer was made at the direction of Norwest to consolidate similar operations and to improve interaction with customers of Norwest Banks. These two companies were originally contributed, without consideration, by Norwest to the Company effective January 1, 1984.


Loss Experience

The allowance for losses on commercial finance receivables is based on loss experience in relation to commercial finance receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, such receivables are automatically written off for financial reporting when certain delinquency criteria are met.

Information concerning commercial loss experience and allowance for losses is shown below:

                                             Years Ended December 31,

(In Thousands)                  1993       1992       1991       1990       1989
Allowance, beginning
  of period                   $11,550    $11,100    $10,625    $ 8,950    $10,364

Write-offs:
  Leasing and other             3,726      3,750      4,348      6,615      5,298
  Accounts receivable
    financing                   1,870      2,522      2,036      1,200      1,356
  Commercial loans                                                            900
      Total write-offs          5,596      6,272      6,384      7,815      7,554

Recoveries:
  Leasing and other               757      1,416        838      1,461        648
  Accounts receivable
    financing                     807        634        477        536        460
  Commercial loans                                                             60
      Total recoveries          1,564      2,050      1,315      1,997      1,168

Provision for credit losses     2,732      4,672      5,544      7,493      9,997

Allowance related to
  receivables acquired                                                        975

Allowance of Transferred
  Subsidiaries                                                             (6,000)

Allowance, end of period:
  Leasing and other             8,350      9,550      8,800      7,900      6,900
  Accounts receivable
    financing                   1,900      2,000      2,300      2,725      2,050
      Total allowance         $10,250    $11,550    $11,100    $10,625    $ 8,950

Ending receivables as
  a percent of total
  commercial receivables:
    Leasing and other              74%        75%        75%        72%        80%
    Accounts receivable
      financing                    26         25         25         28         20
                                  100%       100%       100%       100%       100%

Allowance as a percent of
  ending receivables             2.00%      1.96%      1.76%      1.59%      1.45%

Write-offs after recoveries
  as a percent of average
  commercial finance
  receivables                     .73%       .71%       .80%       .90%       .64%

Non-accrual commercial receivables totaled $5,349,000; $6,864,000; $17,125,000; $14,666,000; and $11,611,000 at December 31, 1993 through 1989, respectively.
During 1993, the finance charges and interest that would have been recorded had non-accrual receivables been current in accordance with their original terms would have been $795,000. The amount of finance charges and interest actually recorded on these receivables during 1993 totaled $210,000.

Commercial receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest totaled $1,443,000; $2,586,000; $2,612,000; $2,116,000; and $1,439,000 at December 31,
1993 through 1989, respectively.

Lease Financing and Other

Norwest Financial Leasing, Inc. ("NFLI") operates under two separate divisions. Each division provides a different type of financing and focuses on a different market. Receivables are generated from business production offices and a sales force that operates nationwide.

NFLI - Division I was formed when the Company entered the lease financing business in 1977. Headquartered in Des Moines, Iowa, this division also has business production offices in Riverside, California and Charlotte, North Carolina. Division I specializes in financing commercial equipment such as office copiers, telephone systems, small computers, and light industrial equipment. The cost of this equipment ranges from $2,000 to $25,000. Finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.

Generally, an end-user will enter into a lease or rental agreement with a vendor; after approving credit, Division I purchases the contract from the vendor and collects the lease payments from the end-user. Billing is often done in the vendor's name, as are any customer service functions that might become necessary in connection with the lease or rental agreement (thus providing the vendor with a "private label" financing service). In some instances, Division I purchases the equipment and leases it to the end-user, with billing and other customer contacts being done in the name of NFLI. Leases and other commercial finance receivables acquired by Division I generally provide for equal monthly payments and normally have an initial term of 60 months or less.

NFLI - Division II was formed by the purchase of the net assets of a lease financing company in December 1988. Prior to November 1992, NFLI operated a third division which was formed from the purchase of the net assets of a lease financing company by Dial Bank and another subsidiary in June 1989. This division was merged with Division II to form one health care equipment financing division. Headquartered in St. Louis, Missouri, this division leases a variety of health care equipment from blood chemistry analyzers, sterilizers, and fluoroscopes to ultrasound equipment. Cost of the equipment can range from $20,000 to above $250,000. Marketing efforts are directed primarily toward manufacturers and distributors of such equipment except for certain large-ticket items which are generally sold directly to the hospital, clinic or other provider of health care services.

NFLI also holds a portfolio of loans generally secured by commercial real estate. At December 31, 1993, these loans totaled $64.0 million, a decrease of $19.0 million for the year.


Accounts Receivable Financing

Norwest Financial Business Credit, Inc. ("NFBC") is engaged in the accounts receivable financing business from its headquarters in Des Moines, Iowa. NFBC provides customized financial services for retailers and manufacturers of consumer products across the country. Over 400 high-quality furniture stores, a nationally-known manufacturer of household heating and cooling systems, and several consumer product suppliers utilize NFBC's services. Generally, NFBC extends credit to a retailer which is secured by the retailer's accounts receivable. NFBC provides credit approval for the retailer's accounts, collects payments on these accounts and applies the amounts collected toward the repayment of the loan to the retailer. Customer contacts, including billing, collection and customer inquiries, are generally done in the retailer's name, thereby providing a "private label" revolving credit program.

                      INFORMATION SERVICES OPERATIONS

Norwest Financial Information Services Group, Inc. ("NFISG") has developed and installed an on-line real-time information processing and communications system called SWIFT , which connects, over leased telecommunication facilities, terminals located in branch offices to the computer center in Norwest Financial's home office. Branch employees use the computer to process loans and payments, to write checks, and to perform bookkeeping functions. The system provides information services to consumer finance branch offices of Norwest Financial. In addition, as of December 31, 1993, NFISG had contracts to supply information services to 24 other finance companies. On that date, approximately 2,700 branch offices were being served and 6.1 million accounts were being maintained on the system.

NFISG developed an enhancement to the system called SUPREME which replaced the paper ledger card with video display units. SUPREME provides an elevated level of customer service by adding a number of new capabilities to the existing system; for example, delinquency lists and daily collection work lists, solicitation lists (categorized by credit limit, age, occupation, or any of many other characteristics from which branch employees choose), automated advertising generated from those lists or for individual accounts, complete application processing including retrieval of credit bureau reports, and company-wide access of account records.

Since SUPREME is an enhancement of the existing SWIFT system, subscribing companies may continue to use the existing system, or they may choose to add SUPREME. Seventeen subscribing companies were utilizing SUPREME at December 31, 1993. Norwest Financial has installed SUPREME in all of its branch offices in the United States and Canada. Branch offices in Canada were converted to SUPREME beginning in March 1993. Overall, 5.2 million accounts in over 2,000 locations were being maintained by SUPREME at December 31, 1993.

NFISG introduced a new on-line real-time information system in 1991. Named SUCCESS this system was designed to meet the processing demands of a broad range of leasing products including true leases, rentals, conditional sales contracts, and third-party leases. SUCCESS processes such variables as property, sales, use and transit taxes; depreciation; vendor fees; residuals; and participation. NFLI converted to SUCCESS in 1991. Two non-affiliate subscribers were also utilizing SUCCESS at December 31, 1993.

NFISG continues to offer such services for sale, although there can be no assurance of future sales, or that existing contracts will be renewed upon expiration.

                             SOURCES OF FUNDS

Norwest Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates. Fixed rate borrowings with original maturities of more than one year comprise 65% of the Company's total indebtedness at December 31, 1993. The remaining 35% includes commercial paper with maturities of nine months or less (28%), and short-term debt to affiliates and other short-term debt (7%).

The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Norwest Financial's bank credit agreements (lines of credit and revolving credit agreements). These agreements provide an alternative source of liquidity to support the Company's commercial paper borrowings.

The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 1993 through 1989 without giving effect to commitment fees relating to bank credit agreements were 6.41%, 7.29%, 8.33%, 9.20%, and 9.66%, respectively. The corresponding figures after giving effect to commitment fees were 6.45%, 7.33%, 8.36%, 9.23%, and 9.69%, respectively. Norwest Financial has obtained and continues to obtain, at prevailing rates, funds sufficient for the conduct of its business.

The following table contains certain information regarding short-term borrowings (except short-term borrowings from affiliates) during the periods indicated:

                                           Years Ended December 31,

(Dollars in Thousands)          1993      1992      1991      1990      1989
Bank credit agreements
  at December 31            $1,007,690  $737,500  $762,500  $742,500  $550,000
Number of credit agreements         35        34        36        36        33
Daily average outstanding:
  Commercial paper          $1,065,491  $862,620  $850,081  $727,961  $730,614
  Other loans                   87,761     1,368     1,948     2,948     4,016
    Less excess funds
      investments               15,436    10,181    10,708    17,176    14,038
    Net average short-term
      borrowings            $1,137,816  $853,807  $841,321  $713,733  $720,592
Ratio of bank credit
  agreements to above               89%       86%       91%      104%      76%

See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company's outstanding long-term debt at December 31, 1993, and 1992.


                    RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial for the periods indicated:

                             Years Ended December 31,

                     1993     1992     1991     1990     1989

                     2.22     2.02     1.74     1.70     1.56

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

                                COMPETITION

The business in which Norwest Financial is engaged is highly competitive. In addition to competition from other consumer and commercial finance companies, competition comes from sales finance companies, commercial banks, savings and loan associations, credit card companies, credit unions and retail establishments offering revolving credit plans. The principal method of competition is service to customers, although interest rates and other financing charges are adjusted from time to time to reflect market conditions. Generally, Norwest Financial's interest rates or other financing charges are comparable to those of other companies engaged in the consumer finance, commercial finance or lease financing business, sales finance companies, credit card companies and retail establishments offering revolving credit plans. They are usually higher than those of commercial banks, savings and loan associations and credit unions. Norwest Financial is ranked among the 25 largest finance companies in the United States in terms of total capital funds, but is substantially smaller than the largest concerns. Trans Canada Credit Corporation has been ranked among the largest finance companies in Canada.

                            EMPLOYEE RELATIONS

As of December 31, 1993, the Company and its subsidiaries employed approximately 6,100 persons. Norwest Financial believes its employee relations are excellent.

Item 2.  Properties.

The Company owns an eleven-story building in Des Moines, Iowa, where its principal executive offices are maintained. The Company also owns an adjacent five-story building where other offices of the Company are maintained. Retail and office space in the five-story building is also leased to others. The Company's life insurance subsidiary owns a three-story building in Des Moines which is used by the Company for administrative purposes. Dial Bank started construction on a one-story building in Sioux Falls, South Dakota in October of 1993. All of Norwest Financial's other business offices (consisting of consumer branch offices, commercial finance executive and business production offices, and other administrative offices) are located in rented office space. Norwest Financial believes its facilities are suitable and adequate for its business needs. These facilities are generally fully occupied and utilized, although in some instances, office space has been reserved for anticipated business expansion; otherwise, additional office space or facilities are leased only when they are needed.

The equipment used in the information processing system (located at branch offices, relay communication sites, and home office facilities) is leased or owned by Norwest Financial. Telecommunication lines used in the information processing system are leased on a monthly basis.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted in accordance with General Instructions J(2)(c).

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of the outstanding common stock of the Company is and was, at all times during 1993 and 1992, owned beneficially and of record by a single stockholder, the Parent.

The aggregate amount of dividends paid by the Company on its common stock (1,000 shares) each quarter during 1993 and 1992 was as follows:


            (In Thousands)                    1993            1992

            First quarter                   $50,000         $25,000
            Second quarter                   40,000
            Third quarter                    35,000          40,000
            Fourth quarter                   15,000          25,000


Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $55 million of consolidated retained earnings was unrestricted at December 31, 1993.

Item 6.  Selected Financial Data.

                                      Years Ended December 31,

(In Thousands)            1993       1992       1991       1990       1989
Operating revenues   $1,079,719   $924,348   $839,506   $742,074   $703,635

Net earnings            203,297    164,204    130,880    115,366     98,882

                                          December 31,

(In Thousands)          1993         1992        1991        1990        1989
Total assets        $5,261,599   $4,804,062  $4,139,546  $3,622,084  $3,153,427

Long-term debt       2,741,692    2,406,186   2,266,658   1,972,433   1,861,103

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effective November 17, 1992, the Company expanded its consumer finance operations into Canada with the purchase of the consumer finance business of Trans Canada Credit Corporation Limited. This acquisition was accounted for as a purchase and, accordingly, Norwest Financial's financial statements were not restated to reflect the accounts and operations of the Trans Canada Credit Corporation Limited consumer finance business prior to acquisition.

Norwest Financial's total income (revenue) increased 17% in 1993 and 10% in 1992 ($1,079.7 million in 1993 compared with $924.3 million in 1992 and $839.5 million in 1991).

Income from finance charges and interest increased 19% in 1993 and 10% in 1992 ($892.8 million in 1993 compared with $751.8 million in 1992 and $685.5 million in 1991). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.


Increase (decrease) in average
  finance receivables outstanding:           1993        1992

   Consumer                                   22%         10%
   Commercial                                 (7)         (7)
   Total                                      17           7


Rate of charge on finance receivables:       1993        1992        1991

   Consumer                                 22.55%      22.49%      21.97%
   Commercial                               13.46       14.06       14.74
   Total                                    21.36       21.09       20.59


Increases in income from finance charges and interest in both 1993 and 1992 were due primarily to growth in average consumer receivables outstanding. Average consumer receivables outstanding comprise 87% of total average finance receivables outstanding. Growth in average consumer receivables in 1993 and 1992 was due to a combination of purchases and regular business activity. Significant purchases included the $370 million of Canadian consumer finance receivables purchased in November 1992 and a $100 million consumer finance portfolio purchased in November 1991. Other consumer finance purchases totaled $142 million in 1993 and $185 million in 1992.

The decline in average commercial finance receivables in 1993 and 1992 was a result of lower customer demand combined with a decision by Norwest Financial to discontinue pursuing certain large-ticket leases.

Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions increased 9% in 1993 and 15% in 1992 ($91.0 million in 1993 compared with $83.4 million in 1992 and $72.7 million in 1991). Changes in insurance premiums and commissions are generally expected to correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 25% in 1993 and 11% in 1992. However, insurance premiums and commissions were also impacted by a change in insurance underwritten on customers of Norwest banks. Effective December 1, 1992, this business is being ceded to another subsidiary of Norwest Corporation.
Insurance premiums from business written on customers of Norwest banks were $8.9 million in 1992. Insurance losses and loss expenses increased 3% in 1993 and 15% in 1992 ($31.9 million in 1993 compared with $30.9 million in 1992 and $26.9 million in 1991). The increases were primarily the result of higher levels of insurance in force. In addition, 1993 was impacted by the change in insurance underwritten on customers of Norwest banks.

Other income increased 8% in 1993 and 10% in 1992 ($95.9 million in 1993 compared with $89.2 million in 1992 and $81.4 million in 1991). An increase in investment income, combined with other income generated by the Canadian operations, accounted for the majority of the increase in 1993. In 1992, the increase was due primarily to additional investment income. Average investments held increased 18% in 1993 and 20% in 1992.

Operating expenses increased 23% in 1993 and 18% in 1992 ($398.7 million in 1993 compared with $325.3 million in 1992 and $275.6 million in 1991). The increases were due primarily to increases in employee compensation and benefits, postage, rent for office facilities, data and voice communication expense, and other costs of business expansion. At December 31, 1993, Norwest Financial was operating 942 consumer finance branches compared with 882 at December 31, 1992, and 733 at December 31, 1991. The purchase of the assets of Trans Canada Credit Corporation added 122 offices in November 1992. In addition, the purchase of a $100 million consumer finance receivable portfolio added 62 offices primarily in November 1991.

Interest and debt expense increased 3% in 1993 after declining 7% in 1992 ($242.4 million in 1993 compared with $236.3 million in 1992 and $255.1 million in 1991). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and dividends and (2) changes in the cost of those borrowings.

Increase in average debt outstanding:        1993        1992

   Short-term                                  28%          6%
   Long-term                                   13           5
   Total                                       17           6

Cost of funds:                               1993        1992        1991

   Short-term                                3.92%       4.15%       6.18%
   Long-term                                 7.57        8.59        9.21
   Total                                     6.41        7.29        8.33

Changes in average debt outstanding correspond to changes in average finance receivables outstanding. Average finance receivables increased 17% in 1993 and 7% in 1992.

Provision for credit losses increased 19% in 1993 after decreasing 4% in 1992 ($99.2 million in 1993 compared with $83.3 million in 1992 and $87.0 million in 1991). The increase in 1993 was due primarily to the 17% increase in average finance receivables outstanding. In 1992, a general improvement in economic conditions was sufficient to offset the impact of the increase in average finance receivables outstanding. Net write-offs as a percentage of average net receivables outstanding were 2.19% in 1993 compared with 2.09% in 1992 and 2.33% in 1991.

Income taxes increased 24% in 1993 and 32% in 1992. The increases were due primarily to increases in earnings before income taxes. The effective tax rates were 33.9% in 1993, 33.9% in 1992, and 32.8% in 1991.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. In 1992 and 1991, the Company recognized $661,000 and $613,000, respectively, as an expense for postretirement health care and life insurance benefits.

SFAS 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize this obligation of approximately $22.2 million over a period of twenty years. The Company's cash flows are not affected by implementation of this Statement, however, implementation decreased income before income taxes for 1993 by $4.0 million.

In 1992, the Company elected early adoption of SFAS 109, "Accounting for Income Taxes", which takes the asset and liability approach to comprehensive interperiod tax accounting and requires, among other things, provision for deferred taxes at the currently enacted statutory tax rates (including the effects of giving consideration to alternative tax systems). SFAS 109 replaces SFAS 96, which the Company adopted in 1988. Implementing SFAS 109 did not have a material effect on the Company's deferred tax assets or net earnings. The Company has not established a valuation allowance related to the total of deferred tax assets as management believes it is more likely than not all such assets will be realized.

In May 1993, the Financial Accounting Standards Board issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Beginning in 1994, this Statement will require that certain investments in debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Debt securities classified as held-to-maturity are to be reported at amortized cost. Debt and equity securities classified as trading are to be reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities classified as available-for-sale are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity.

Upon adoption, Norwest Financial plans to classify all its debt and equity securities as available-for-sale. If this Statement had been adopted at December 31, 1993, marketable securities would have increased by $25.7 million and stockholder's equity would have increased by $16.5 million, the increase in marketable securities net of the income tax effect.

Borrowings constitute the largest part of Norwest Financial's capitalization. At December 31, 1993, 86% of the Company's capital had been obtained from borrowings and 14% from stockholder's equity. Sixty-five percent of Norwest Financial's borrowings was in fixed-rate term borrowings with original maturities of more than one year. The remaining 35% includes commercial paper with maturities of nine months or less (28%), and short-term debt to affiliates and other short-term debt (7%). At December 31, 1992, short-term borrowings comprised 38% of total borrowing. This consisted of commercial paper with maturities of nine months of less (25%), short-term funding from a group of banks to provide for the acquisition of the consumer finance business of Trans Canada Credit Corporation Limited (9%), and other bank debt and other borrowings (4%). Norwest Financial generally follows a guideline of funding between 25% to 30% of borrowings with short-term debt. Short-term borrowings as a percent of total borrowings averaged 32% in 1993 and 29% in 1992. The short-term borrowing percentage was higher in 1993 as a result of the funding for Norwest Financial's Canadian operations. For the first eleven months of 1993, all borrowings for these operations were short-term, either borrowings from banks or commercial paper borrowings. In December 1993, the Company's Canadian subsidiary issued $130 million (Canadian) of long-term debt. The Company's Canadian subsidiary expects to issue additional long-term debt in 1994.

Short-term borrowings from banks related to the operation of Trans Canada Credit Corporation totaled $334 million at December 31, 1992. During 1993, the Company's Canadian subsidiary, Norwest Financial Canada, Inc., refinanced these borrowings through a combination of commercial paper borrowings in Canada plus the issuance of long-term debt during December 1993.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At December 31, 1993, lines of credit and revolving credit agreements totaling $1,008 million were being maintained at 35 unaffiliated banks; $30 million was unavailable on that date.

The Company obtains its long-term debt capital primarily from (i) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (ii) the issuance of medium-term notes (which may have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal) pursuant to the $200 million medium-term note program established by the Company in the first quarter of 1991, (iii) the issuance of debt securities to institutional investors, and (iv) term borrowings from commercial banks.

The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest on Norwest Financial's finance receivables.

Item 8.  Financial Statements and Supplementary Data.














                          NORWEST FINANCIAL, INC.

                     Consolidated Financial Statements

                  This page was intentionally left blank.

        Deloitte &
            Touche
             (logo)       Two Prudential Plaza      Telephone:(312) 946-3000
                          180 North Stetson Avenue Facsimile:(312) 946-2600 Chicago, Illinois 60601



INDEPENDENT AUDITORS' REPORT


Norwest Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Norwest Financial, Inc. (a wholly owned subsidiary of Norwest Financial Services, Inc.) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings and retained earnings and of cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norwest Financial, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


\s\ Deloitte & Touche

January 13, 1994




Deloitte Touche
Tohmatsu
International

                           NORWEST FINANCIAL, INC.

                         Consolidated Balance Sheets

                           (Thousands of Dollars)



                                                            December 31,

           Assets                                       1993              1992
Cash and cash equivalents                           $   80,762        $  133,639
Marketable securities (note 2)                         472,656           409,901


Finance receivables (note 3):
  Consumer:
    Loans                                            2,659,654         2,442,283
    Sales finance contracts                          1,086,576           914,549
    Other                                              212,680           152,964
  Commercial:
    Accounts receivable financing                      130,983           147,570
    Leasing and other                                  381,129           442,331

           Total finance receivables                 4,471,022         4,099,697

  Less allowance for credit losses (note 4)            125,126           117,574

           Finance receivables - net                 4,345,896         3,982,123



Property and equipment (at cost, less
  accumulated depreciation of $73,085 for
  1993 and $61,368 for 1992)                            57,856            58,354

Deferred income taxes (note 11)                         16,754            16,405

Other assets                                           287,675           203,640



           Total assets                             $5,261,599        $4,804,062


See accompanying notes to consolidated financial statements.

                           NORWEST FINANCIAL, INC.

                         Consolidated Balance Sheets

                           (Thousands of Dollars)



                                                             December 31,

           Liabilities and
        Stockholder's Equity                            1993              1992
Loans payable - short-term (note 5):
  Commercial paper                                   $1,186,565        $  970,419
  Affiliates                                            184,985            44,265
  Other                                                 133,700           449,381
Unearned insurance premiums and commissions (note 3)    109,913            91,930
Insurance claims and policy reserves (note 3)            28,849            29,506
Accrued interest payable                                 43,574            40,609
Other payables to affiliates (note 11)                    6,368            25,879
Other liabilities                                       138,214           118,612
Long-term debt (note 6)                               2,741,692         2,406,186

           Total liabilities                          4,573,860         4,176,787

Commitments and contingencies
  (notes 9 and 11)


Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                                 3,855             3,855
  Additional paid in capital                             52,413            52,413
  Retained earnings (notes 10 and 11)                   634,626           571,329
  Foreign currency translation adjustment                (3,155)             (322)

     Total stockholder's equity                         687,739           627,275



     Total liabilities and
       stockholder's equity                          $5,261,599        $4,804,062


See accompanying notes to consolidated financial statements.

                           NORWEST FINANCIAL, INC.

          Statements of Consolidated Earnings and Retained Earnings

                           (Thousands of Dollars)



                                                    Years Ended December 31,

                                                  1993         1992        1991
Income:
  Finance charges and interest                $  892,761     $751,766     $685,454
  Insurance premiums and commissions              91,045       83,372       72,676
  Other income (note 2)                           95,913       89,210       81,376

     Total income                              1,079,719      924,348      839,506


Expenses:
  Operating expenses (note 14)                   398,668      325,340      275,606
  Interest and debt expense (note 7)             242,440      236,337      255,075
  Provision for credit losses (note 4)            99,180       83,263       87,029
  Insurance losses and loss expenses              31,906       30,870       26,931

     Total expenses                              772,194      675,810      644,641


     Earnings before income taxes                307,525      248,538      194,865

Income taxes (note 11)                           104,228       84,334       63,985

     Net earnings                                203,297      164,204      130,880


Retained earnings - January 1                    571,329      497,125      424,245

                                                 774,626      661,329      555,125

Dividends                                       (140,000)     (90,000)     (58,000)


Retained earnings - December 31               $  634,626     $571,329     $497,125



See accompanying notes to consolidated financial statements.

                            NORWEST FINANCIAL, INC.
                     Statements of Consolidated Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Thousands of Dollars)

                                                            Years Ended December 31,
                                                           1993        1992        1991
Cash flows from operating activities:
  Net earnings                                         $  203,297  $  164,204  $  130,880
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
    Provision for credit losses                            99,180      83,263      87,029
    Depreciation and amortization                          26,086      21,668      15,621
    Deferred income taxes                                    (349)     (5,465)      5,805
    Other assets                                          (12,731)      1,279       3,305
    Unearned insurance premiums and commissions            17,983      (4,497)      1,641
    Insurance claims and policy reserves                     (657)     (1,177)      1,285
    Accrued interest payable                                2,965        (466)      3,027
    Other payables to affiliates                          (19,511)     18,320       1,238
    Other liabilities                                      19,602      20,419      26,387

Net cash flows from operating activities                  335,865     297,548     276,218

Cash flows used for investing activities:
  Finance receivables:
    Principal collected                                 3,985,591   3,255,246   2,891,995
    Receivables originated or purchased                (4,448,544) (3,847,996) (3,344,298)
  Proceeds from sales of marketable securities             35,314      53,253      34,345
  Proceeds from maturities of marketable securities       134,355      48,556      17,635
  Purchase of marketable securities                      (232,424)   (144,975)   (104,859)
  Net additions to property and equipment                 (13,594)    (12,512)    (14,079)
  Other                                                   (86,131)    (64,925)    (59,555)

Net cash flows used for investing activities             (625,433)   (713,353)   (578,816)

Cash flows from financing activities:
  Net increase in loans payable -
    short-term                                             41,185     410,757     116,079
  Proceeds from long-term debt:
    Senior                                                698,332     750,000     700,000
    Subordinated                                          100,000                  80,000
  Repayments of long-term debt:
    Senior                                               (360,956)   (566,685)   (478,180)
    Subordinated                                         (101,870)    (43,787)     (7,595)
  Additional paid in capital                                            7,750         700
  Dividends paid                                         (140,000)    (90,000)    (58,000)

Net cash flows from financing activities                  236,691     468,035     353,004

Net increase (decrease) in cash and cash equivalents      (52,877)     52,230      50,406

Cash and cash equivalents beginning of period             133,639      81,409      31,003

Cash and cash equivalents end of period                $   80,762  $  133,639  $   81,409

See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

                Notes to Consolidated Financial Statements



1.   Significant Accounting Policies.

Principles of Consolidation. The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"), which is a wholly-owned subsidiary of Norwest Corporation.

Marketable Securities. Investments in marketable securities are carried at amortized cost except for other than temporary declines in market value which are recognized as a reduction in earnings. Purchases are limited to investment grade securities. At December 31, 1993, and 1992, no marketable securities were being held for resale, therefore, no portion of the portfolio is being carried at the lower of cost or market (note 2).

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Beginning in 1994, this Statement will require that certain investments in debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Debt securities classified as held-to-maturity are to be reported at amortized cost. Debt and equity securities classified as available-for-sale are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity.

Upon adoption, Norwest Financial plans to classify all its debt and equity securities as available-for-sale. If this Statement had been adopted at December 31, 1993, marketable securities would have increased by $25.7 million and stockholder's equity would have increased by $16.5 million, the increase in marketable securities net of the income tax effect.

Finance Charges and Interest:

    Consumer. Finance charges and interest are earned primarily using the interest method.

    Accounts Receivable Financing. Dealer discounts are deferred at the time receivables are recorded and taken into income as payments are received. Finance charges are recognized on the interest method as accounts are billed. When a loan is delinquent and in management's opinion the collectibility of interest is doubtful, interest income is no longer accrued for financial purposes.

    Leasing and Other. Finance charges and interest are earned using the interest method. No income is accrued on receivables which are more than three payments contractually delinquent.

                          NORWEST FINANCIAL, INC.

1.  Significant Accounting Policies, Continued:


Finance Charges and Interest, Continued:

    Loan Origination Fees and Costs. Fees received and certain direct costs incurred for the origination of receivables are deferred and amortized to interest income over the contractual lives of the receivables using the interest method. Unamortized amounts are recognized at the time receivables are paid in full. Material discounts and premiums on purchased receivables are recognized over the contractual life of the purchased receivable using a method that approximates the interest method.

Allowance for Credit Losses. The allowance for credit losses is based on loss experience in relation to finance receivables outstanding and is established through a provision for credit losses charged to expense. The allowance is an amount that management believes will be adequate to absorb possible losses on existing receivables that may become uncollectible based on evaluations of collectibility of receivables and prior credit loss experience.

Finance receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, consumer finance receivables in the United States are written off for financial reporting if no payment is applied during the three-month period immediately preceding the balance sheet date and the receivable is three or more payments contractually delinquent. However, on loans over $25,000, those portions of the balances determined to be fully secured by real estate, are excluded from write-offs. Consumer finance receivables in Canada are written off in the month following a six-month period in which no full payment is applied and if the receivable is one or more payments contractually delinquent. Other consumer receivables and commercial finance receivables are written off for financial reporting when certain delinquency criteria are met.

Property and Equipment. Depreciation is provided for property and equipment on a straight-line basis over their estimated useful lives, which are: 19 to 39 years for buildings, 5 to 39 years for building equipment and improvements, and 3 to 8 years for furniture, fixtures and equipment. Generally, leasehold improvements are amortized over five years. Maintenance and repairs of building and office equipment (not significant in the aggregate) are charged to expense. At the time assets are disposed of or are retired, the related asset and accumulated depreciation or amortization are removed from the respective accounts. Gains and losses on dispositions are included in earnings.

Deferred Income Taxes. Deferred income taxes have been provided in accordance with SFAS 109 which reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting on a basis different from that used for income tax purposes (note 11).

Retirement Plan. Retirement plans cover substantially all employees who meet certain age and service requirements. The Company's funding policy is to contribute no more than the maximum amount that can be deducted for federal income tax purposes (note 12).

                          NORWEST FINANCIAL, INC.

1.    Significant Accounting Policies, Continued:

Insurance Income and Expense. Insurance premiums are recognized as income over the terms of the policies. Premiums for credit life insurance are recognized as revenue using a method that approximates the interest method. Premiums for credit disability insurance and involuntary unemployment insurance are recognized as revenue in relationship to anticipated claims. Premiums and commissions from property insurance and non-filing insurance are recognized as revenue on a pro-rata basis. Policy acquisition expenses (principally agents' commissions) are deferred and charged to expense over the terms of the related policies in proportion to premium income recognition.

Foreign Currency Translation. Assets and liabilities of the Canadian operations are translated at the exchange rate as of the balance sheet date. Canadian operating results are translated at the average exchange rates for the period covered by the income statement. The resulting translation adjustments are recorded as a separate component of stockholder's equity.

Reclassifications. Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the presentation used in the 1993 financial statements.

                          NORWEST FINANCIAL, INC.

2.  Marketable Securities.

The carrying value and market value of marketable securities were:

                                      December 31, 1993     December 31, 1992
                                     Carrying    Market    Carrying    Market
(In Thousands)                         Value      Value      Value      Value
U.S. Treasury and federal agencies   $264,192   $272,369   $215,842   $225,020
States and political subdivisions      89,730     92,806     53,720     57,292
Other                                 118,734    133,200    140,339    154,108

      Total                          $472,656   $498,375   $409,901   $436,420

The gross unrealized gains and losses of marketable securities were:

                                       December 31, 1993     December 31, 1992
                                        Gross Unrealized      Gross Unrealized
(In Thousands)                          Gains     Losses      Gains     Losses
U.S. Treasury and federal agencies     $ 8,882    $  705     $ 9,458      $280
States and political subdivisions        3,101        25       3,583        11
Other                                   15,250       784      14,467       698

      Total                            $27,233    $1,514     $27,508      $989

The carrying and market values of marketable securities by maturity were:

                                      December 31, 1993     December 31, 1992
                                     Carrying    Market    Carrying    Market
(In Thousands)                         Value      Value      Value      Value
In one year or less                  $221,538   $236,093   $ 47,299   $ 55,756
After one year through five years     166,043    173,973    158,321    167,433
After five years through ten years     76,833     79,969    151,303    158,885
After ten years                         8,242      8,340     52,978     54,346

      Total                          $472,656   $498,375   $409,901   $436,420

Norwest Financial computes realized gains and losses using the specific identification method. Total gross realized gains and losses from the sale of marketable securities were $3,311,000 and $1,063,000, respectively, in 1993; $4,089,000 and $738,000, respectively, in 1992; and $2,290,000 and $843,000, respectively in 1991.

The carrying amounts of securities on deposit under statutory or other requirements at December 31, 1993 and 1992, were $5,989,000 and $5,067,000, respectively.

Interest and dividends from marketable securities and cash equivalents was $36,562,000, $33,939,000, and $29,792,000 for the years ended December 31,
1993, 1992 and 1991, respectively.

                          NORWEST FINANCIAL, INC.

3.  Finance Receivables.

Loans are generally repayable in monthly installments over a period of 180 months or less. Sales finance contracts can be either open-end (revolving) or closed-end. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts can be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of this account. Closed-end sales finance contracts purchased are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

The amounts of cash payments applied to consumer finance receivables during the years ended December 31, 1993, 1992 and 1991, approximated $3,320,575,000, $2,556,106,000, and $2,124,832,000, respectively. These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity. Unearned insurance premiums and insurance claims and policy reserves which pertain to Norwest Financial's consumer finance receivables were approximately $119,551,000 and $101,009,000 at December 31, 1993, and 1992, respectively.

At December 31, 1993, contractual maturities of commercial receivables were as follows: $283,668,000 were due in one year or less; $171,517,000 were due after one year through five years, and $56,927,000 were due after five years. Substantially all commercial receivables have fixed interest rates.
Contractual maturities are not presented for the consumer receivables as it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

Consumer finance receivables include Canadian receivables of $397,267,000 and $378,439,000 at December 31, 1993, and 1992.


4.  Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

                                                   Years Ended December 31,

(In Thousands)                                     1993      1992      1991
Allowance for credit losses beginning of year    $117,574  $ 88,662  $ 73,775
Provision for credit losses charged to expense     99,180    83,263    87,029
Write-offs:  United States                        (88,100)  (85,100)  (87,097)
             Canada                               (19,043)   (2,934)
Recoveries:  United States                         11,941    13,378     9,572
             Canada                                 3,574
Allowance related to receivables acquired                    20,305     5,383

Allowance for credit losses end of year          $125,126  $117,574  $ 88,662

                          NORWEST FINANCIAL, INC.

5.  Loans Payable - Short-term.

Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements). The bank credit agreements amounted to $1,007,690,000 at December 31, 1993; $30,000,000 was unavailable at that date. Unused bank credit agreements are available to support outstanding commercial paper. If all credit agreements in effect at December 31, 1993, were to remain in effect and unused throughout 1994, the Company would pay approximately $1,379,000 in commitment fees.

Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

                                            1993            1992            1991
Weighted average annual interest
rate on commercial paper and
other short-term debt:
During December                             3.53%           4.80%           4.99%

During December after considering
  the effect of commitment fees             3.64            4.89            5.10

For the year                                3.80            4.03            6.12

For the year after considering
  the effect of commitment fees             3.91            4.16            6.22

Average daily amount of commercial
paper and other short-term debt
outstanding during the year       $1,154,724,000    $904,201,000    $852,029,000

Maximum amount of commercial paper
and other short-term debt
outstanding at any month-end
during the year                   $1,320,265,000  $1,419,800,000  $1,015,351,000

The weighted average annual interest rate was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding. The weighted average annual interest rate on short-term debt to affiliates for the years 1993, 1992, and 1991 was 4.65%, 9.35%, and 9.59%, respectively.

                          NORWEST FINANCIAL, INC.

6.  Long-term Debt.

Long-term debt outstanding:

                                                        December 31,

(In Thousands)                                      1993              1992

Senior:
   8.625% due 1993                              $                 $   100,000
   9    % due 1993                                                    100,000
   4-7/8% due 1994                                  100,000           100,000
   7.95 % due 1994                                  150,000           150,000
   8-1/4% due 1994                                  150,000           150,000
   8.90 % due 1994                                  100,000           100,000
   9.206% due 1994                                   30,000            30,000
   9.75 % due 1994                                  100,000           100,000
   9.90 % due 1994*                                                   100,000
   4-5/8% due 1995                                   75,000            75,000
   7-1/4% due 1995                                  150,000           150,000
   5.96 % due 1996                                   22,692
   7.10 % due 1996                                  150,000           150,000
   8-7/8% due 1996                                  100,000           100,000
   9-1/8% due 1996*                                                    50,000
   6    % due 1997                                  150,000           150,000
   6-1/2% due 1997                                  150,000           150,000
   5-1/8% due 1998                                  150,000
   6.25 % due 1998                                   75,640
   8-1/2% due 1998                                  100,000           100,000
   6.20 % due 1999                                   75,000            75,000
   6-7/8% due 1999                                  100,000           100,000
   5-1/8% due 2000                                  150,000
   7.95 % due 2002                                  100,000           100,000
   6-1/8% due 2003                                  150,000
   7    % due 2003                                  150,000

            Total senior                          2,478,332         2,130,000

 *Prepaid in 1993.

                          NORWEST FINANCIAL, INC.

6.  Long-term Debt, Continued:

Long-term debt outstanding, continued:

                                                        December 31,

(In Thousands)                                      1993              1992

Senior subordinated:
   9.16 % due 1994                              $    7,500        $    7,500
   9.55 % due 1994                                   5,000             5,000
   9    % due 1995*                                                   50,000
   9.63 % due 1995                                  20,000            20,000
   8-1/4% due 1996*                                                   50,000
   8.375% due 1996                                  25,000            25,000
   9-5/8% due 1998                                  50,000            50,000
   Medium-term notes**                             155,000            55,000

         Total senior subordinated                 262,500           262,500


Junior subordinated:
   9.87% due 1993                                                      1,870

Other                                                  860            11,816

Total long-term debt outstanding                $2,741,692        $2,406,186

  *Prepaid in 1993.

 **Medium-term notes outstanding have maturities ranging from 1995 to 1997 with interest rates from 4.85% to 8.78%.

Other debt represent senior debt assumed as a result of the purchase of the net assets of a leasing company in 1989. The terms of the agreement generally provide for monthly payments of principal and interest.

Contractual maturities of long-term debt for the years 1994 through 1998 are $643,360,000; $255,000,000; $392,692,000; $350,000,000; and $375,640,000,
respectively.

                          NORWEST FINANCIAL, INC.

7.   Interest and Debt Expense.

Interest and debt expense is summarized as follows:

                                               Years Ended December 31,

(In Thousands)                              1993         1992         1991

Short-term - affiliates                   $  4,626     $  1,432     $    948
Short-term - commercial paper & other       44,282       36,271       52,311
Long-term                                  188,422      193,090      197,411
Amortization of debt expense                 5,110        5,544        4,405

Total interest and debt expense           $242,440     $236,337     $255,075


8.   Operations by Country.

The following is a summary of total income, earnings before income taxes, and total assets by country:

(In Thousands)                               1993              1992

Total income:
  United States                           $  955,786        $  908,773
  Canada                                     123,933            15,575
    Total                                 $1,079,719        $  924,348

Earnings before income taxes:
  United States                           $  267,982        $  245,846
  Canada                                      39,543             2,692
    Total                                 $  307,525        $  248,538

Total assets at December 31:
  United States                           $4,825,416        $4,403,538
  Canada                                     436,183           400,524
    Total                                 $5,261,599        $4,804,062

Effective November 17, 1992, the Company expanded its consumer finance operations into Canada with the purchase of the consumer finance business of Trans Canada Credit Corporation Limited. This acquisition was accounted for as a purchase and, accordingly, Norwest Financial's financial statements were not restated to reflect the accounts and operations of this business prior to acquisition.


9.   Leased Assets and Lease Commitments.

Lease terms are generally for three to seven years. Commitments at December 31, 1993, under operating leases having initial or remaining lease terms in excess of one year are estimated to approximate $26 million.

                          NORWEST FINANCIAL, INC.

10.  Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $55 million of consolidated retained earnings was unrestricted at December 31, 1993.

11.  Income Taxes.

The Company and its subsidiaries are included in the consolidated federal income tax return of Norwest Corporation. Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis. The current income taxes payable included in other payables to affiliates was $3.4 million and $23.5 million at December 31, 1993, and 1992, respectively. The Company's Canadian subsidiaries file separate federal and provincial returns in Canada.

At December 31, 1993, no federal income taxes had been provided on approxi-mately $23 million of the United States life insurance subsidiary's retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws. The life insurance subsidiary does not contemplate distributing dividends from these retained earnings. The amount of unrecognized deferred tax liability at December 31, 1993, was $7.8 million.

In 1992, the Company elected early adoption of SFAS 109, "Accounting for Income Taxes", which takes the asset and liability approach to comprehensive interperiod tax accounting and requires, among other things, provision for deferred taxes at the currently enacted statutory tax rates (including the effects of giving consideration to alternative tax systems). SFAS 109 replaces SFAS 96, which the Company adopted in 1988. Implementing SFAS 109 did not have a material effect on the Company's deferred tax assets or net earnings. The Company has not established a valuation allowance related to the total of deferred tax assets as management believes it is more likely than not all such assets will be realized.

                          NORWEST FINANCIAL, INC.

11.     Income Taxes, Continued:

Income taxes for the years 1993, 1992, and 1991 are composed of the following elements:

                                             Years Ended December 31,

(In Thousands)                        1993             1992             1991
Current:
  Federal                           $101,533          $86,750          $56,448
  State and provincial                 3,044            3,049            1,732
Deferred                                (349)          (5,465)           5,805


Total income taxes                  $104,228          $84,334          $63,985

Deferred income taxes are primarily due to leasing and lease financing, the allowance for credit losses, and accrued employee benefits.

The effective income tax rates for the years ended December 31, 1993, 1992, and 1991 differed from the statutory federal income tax rate in the United States for the following reasons:

                                              Percent of Pretax Income for the
                                                   Years Ended December 31,

                                              1993          1992         1991
Statutory federal income tax rate             35.0%         34.0%        34.0%
Change due to:
  Tax-exempt income                            (.4)          (.5)         (.9)
  Other, net                                   (.7)           .4          (.3)

Effective tax rate                            33.9%         33.9%        32.8%

                          NORWEST FINANCIAL, INC.

12.  Retirement Plans.

The Company has a defined benefit pension plan which covers United States employees who meet certain age and service requirements. Pension benefits provided are based on the employee's highest compensation in three consecutive calendar years during the last ten calendar years of employment. Benefits accrue under this plan at a rate of 1-1/4% for each year of service.

The Plan's funded status and reconciliation to the balance sheet is presented below:

                                                     Years Ended December 31,

(In Thousands)                                         1993            1992
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $28,364 and $21,814 at
    December 31, 1993, and 1992, respectively        $(35,678)       $(27,943)


  Projected benefit obligation for service
    rendered to-date                                 $(56,157)       $(41,654)
Plan assets at fair value*                             51,215          40,379
Plan assets less than projected
  benefit obligation                                   (4,942)         (1,275)
Unrecognized net asset at January 1, 1986,
  being amortized over 15 years                          (709)           (810)
Unrecognized prior service costs                       (1,070)         (1,202)
Unrecognized net loss from past experience
  different from that assumed and effects
  of changes in assumptions                            13,399           4,617

Prepaid pension cost at December 31                  $  6,678        $  1,330

* Consists primarily of marketable bonds and debentures and obligations of the United States Government and its agencies and includes $270,000 and $628,000 of debt securities issued by the Company at December 31, 1993, and 1992, respectively.

Assumptions used in the accounting were:
                                                          As of December 31,

                                                          1993          1992

Weighted average discount rate                            7.0%          8.0%
Expected long-term rate of return on assets               6.0           9.0
Rate of increase in future compensation levels            6.0           6.0

                          NORWEST FINANCIAL, INC.

12.  Retirement Plans, Continued:

The components of net pension cost for 1993, 1992 and 1991 are presented below:

                                                    Years Ended December 31,

(In Thousands)                                     1993       1992       1991
Service cost - benefits earned during the year    $2,292     $1,478     $1,319
Interest cost on projected benefit obligation      3,571      2,895      2,550
Actual return on plan assets                      (3,760)    (3,059)    (4,911)
Net amortization and deferral*                     2,081       (214)     1,746

Net periodic pension cost                         $4,184     $1,100     $  704

* Consists of the net effects of delayed recognition of certain events (for example, unanticipated investment performance) arising during the current period and amortization (recognition) of the net unrecognized effects of past similar events over a five year period.

The Plan holds single premium annuity contracts issued by the Company's United States life insurance subsidiary. Annual benefits paid to retirees covered by the contracts were approximately $2.0 million in 1993 and $2.1 million in 1992.

The Company's Canadian subsidiary, Trans Canada Credit Corporation ("TCC"), has a non-contributory defined benefit pension plan (the "TCC Plan") which covers employees who meet certain service requirements. Pension benefits under the TCC Plan are based on the employee's highest compensation in five consecutive calendar years during the last ten calendar years of employment. Benefits generally accrue under the TCC Plan at a rate of 1% of such highest average compensation up to the average Canada/Quebec Pension Plan Earnings Ceiling (an amount based on the maximum amount of the annual compensation used to calculate the employee's Canada/Quebec Pension Plan benefits) plus 1.5% of such highest average compensation in excess of the average Canada/Quebec Pension Plan Earnings Ceiling for each year of service (not to exceed 35 years of service).

                          NORWEST FINANCIAL, INC.

12.     Retirement Plans, Continued:

Under the agreement for the acquisition by TCC of the consumer finance business of Trans Canada Credit Corporation Limited and its affiliates (the "Predecessor Employers"), TCC was required to establish the TCC Plan, which is substantially similar to the pension plan maintained by the Predecessor Employers, and the TCC Plan is required to assume the accrued benefit obligations of the TCC employees and retirees who had previous service with the Predecessor Employers. Such agreement also requires the Predecessor Employers to cause their pension plan to transfer assets to the TCC Plan equal in value to the amount of the transferred accrued benefit obligations plus a ratable portion of the surplus attributable to such employees. Transfer of such assets and liabilities to the TCC Plan from the Predecessor Employers' pension plan is subject to the receipt of applicable governmental approvals. Upon the completion of the transfer of such assets and liabilities to it, the TCC Plan will be adequately funded. No contribution was required in 1993 and 1992.

The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%. The Company makes a matching contribution of $.25 for every $1.00 of the basic employee contribution made during the year and not withdrawn. The Company may also make a profit sharing contribution on the basic employee contribution with the amount determined by the percentage return on consolidated equity (as defined) of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the Company was $9,330,000, $7,912,000, and $8,050,000 for the years ended December 31, 1993, 1992, and 1991, respectively.


13.  Postretirement Benefits.

The Company provides certain health care and life benefits for substantially all of its retired United States employees. Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. In 1992 and 1991, the Company recognized $661,000 and $613,000, respectively, as an expense for postretirement health care and life insurance benefits.

SFAS 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize this obligation of approximately $22.2 million over a period of twenty years. The Company's cash flows are not affected by implementation of this Statement, however, implementation decreased income before taxes for 1993 by $4.0 million.

                          NORWEST FINANCIAL, INC.

13.     Postretirement Benefits, Continued:

The plan's accumulated postretirement benefit obligation and reconciliation to the balance sheet is presented below:

(In thousands)                                              December 31, 1993

      Retirees                                                    $  (8,916)
      Fully eligible plan participants                                  (81)
      Other active plan participants                                (21,314)

                                                                    (30,311)

      Unrecognized transition obligation                             21,124
      Unrecognized net loss                                           5,185

      Accrued postretirement benefit liability                    $  (4,002)

The Company has not funded any part of the accumulated postretirement benefit obligation.

Net postretirement benefit cost for 1993 consisted of the following components:

(In thousands)

      Service cost - benefits earned
        during the year                                           $   1,570
      Interest cost on accumulated
        postretirement benefit obligation                             1,882
      Amortization of transition obligation                           1,112
                                                                  $   4,564

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1993 was 12% for 1994 decreasing each successive year until it reaches 8% in 2000, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $4.3 million and net postretirement benefit cost by $.8 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8% at January 1, 1993, and 7% at December 31, 1993.

                         NORWEST FINANCIAL, INC.

14.  Summary of Operating Expenses.

Following is a summary of operating expenses for the years 1993, 1992, and 1991:

                                               Years Ended December 31,

(In Thousands)                           1993           1992           1991
Salaries                               $179,185       $147,927       $125,537
Other employee benefits                  29,951         21,044         17,581
Depreciation and amortization            26,086         21,668         15,621
Rent - real estate leases                20,854         16,919         15,060
Postage                                  15,625         13,696         12,558
Data and voice communication             14,331         11,226         10,346
Payroll taxes                            14,129         11,862         10,301
Collection and credit information        13,765         11,845         10,704
Travel                                   10,319          7,225          6,096
Rent - data processing
  equipment leases                        9,585          7,703          6,566
Stationery and supplies                   6,774          4,806          4,061
Advertising                               5,753          7,252          5,383
Taxes other than income taxes             5,636          5,207          4,253
Equipment repairs and maintenance         4,645          4,909          4,618
Retirement plan                           4,184          1,100            704
Management fees paid to Norwest
  Corporation                             2,199          1,807          1,860
Other                                    35,647         29,144         24,357

Total operating expenses               $398,668       $325,340       $275,606

15.  Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

                                               Years Ended December 31,

(In Thousands)                           1993            1992           1991
Cash paid for:
     Interest                          $235,432        $232,949       $248,599
     Income taxes                       130,872          74,752         58,582

                          NORWEST FINANCIAL, INC.

16.  Concentrations of Credit Risk.

The Company and its subsidiaries are primarily engaged in the consumer finance business. The average balance outstanding with any individual customer is not significant. At December 31, 1993, the Company had 942 consumer finance offices in 46 states and all ten Canadian provinces compared with 882 consumer finance offices in 46 states and ten Canadian provinces at December 31, 1992. Credit cards are issued by Dial Bank to customers located in all 46 states where consumer finance branches are located. In addition, insurance premium financing is provided for liability and material damage auto insurance in the state of California.

A subsidiary of the Company also provides accounts receivable financing primarily to high quality furniture stores across the country. In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on health care equipment.


17.  Selected Quarterly Financial Data (Unaudited).

Selected quarterly financial data for 1993 and 1992 were as follows:

(In Thousands)                       Interest     Provision
                         Total       and Debt     for Credit
Quarter Ended            Income      Expense        Losses       Net Earnings

March 31, 1992          $223,840      $61,415       $26,431       $  33,133

June 30, 1992            225,143       58,321        18,325          41,188

September 30, 1992       227,087       56,422        21,170          40,568

December 31, 1992        248,278       60,179        17,337          49,315

March 31, 1993           262,555       62,877        26,845          43,572

June 30, 1993            267,473       59,644        23,926          50,218

September 30, 1993       272,052       57,987        24,930          54,574

December 31, 1993        277,639       61,932        23,479          54,933

                          NORWEST FINANCIAL, INC.

           Notes to Consolidated Financial Statements, Concluded



18.  Fair Value of Financial Instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents. Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying value of cash and cash equivalents is a reasonable estimate of fair value at December 31, 1993, and 1992.

Marketable Securities. Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets (note 2).

Finance Receivables. The interest rates on the receivables outstanding at December 31, 1993 are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value at December 31, 1993, and 1992.

Loans Payable - Short-term and Accrued Interest Payable. Carrying value is a reasonable estimate of fair value.

Other Payables to Affiliates. Due to the relatively short period of time between the origination of these instruments and the expected realization, the carrying value of other payables to affiliates is a reasonable estimate of fair value at December 31, 1993, and 1992.

Long-term Debt. Based on quoted market rates for the same or similar issues or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $2,828,237,000 as of December 31, 1993 and $2,462,920,000 as of December 31, 1992.

                          NORWEST FINANCIAL, INC.

                    Schedule I - Marketable Securities

                          (Thousands of Dollars)

Name of Issuer and                                        Market      Carrying
Title of Each Issue           Par Value       Cost         Value        Value
United States Government
  and its agencies            $265,445      $263,738     $272,369     $264,192

Canadian Government and
  its agencies                   4,295         4,295        4,295        4,295


States                          15,425        15,789       16,021       15,703


Political subdivisions:

  Alabama                          500           496          501          496
  Arizona                        1,500         1,582        1,626        1,564
  Colorado                       2,800         2,821        3,008        2,818
  Delaware                         250           250          256          250
  Florida                          750           763          804          754
  Hawaii                           250           250          250          250
  Illinois                       5,175         5,330        5,452        5,311
  Indiana                        1,500         1,422        1,519        1,479
  Iowa                           3,200         3,192        3,356        3,198
  Kansas                         2,750         2,753        2,903        2,751
  Maryland                         950           968          975          965
  Michigan                         250           250          267          250
  Minnesota                        750           688          766          757
  Nevada                         1,000           968        1,044          996
  New Jersey                       500           514          539          504
  New Mexico                       100           103          104          103
  Oklahoma                       1,215         1,214        1,240        1,215
  Oregon                         1,050           995        1,068        1,028
  Tennessee                        310           310          341          310
  Texas                         14,025        14,161       14,722       14,075
  Utah                             700           710          752          703
  Virginia                         500           512          524          511
  Washington                     1,225         1,202        1,273        1,218
  Wisconsin                      3,000         3,017        3,173        3,013

Total political subdivisions                  44,471       46,463       44,519

                           NORWEST FINANCIAL, INC.

                            (Thousands of Dollars)

Name of Issuer and                                       Market       Carrying
Title of Each Issue           Par Value       Cost        Value         Value
Special revenue:
  Alabama                       $  500      $   497      $   511       $   497
  Alaska                            85           87           88            85
  Arizona                          750          714          756           741
  Arkansas                         100           98          100           100
  California                       250          256          275           252
  Colorado                         495          495          530           495
  Delaware                         215          204          215           215
  Florida                        1,150        1,148        1,193         1,149
  Georgia                          750          750          748           750
  Idaho                            575          575          575           575
  Illinois                       1,800        1,796        1,857         1,797
  Indiana                          860          783          876           860
  Iowa                           4,518        4,553        4,619         4,550
  Kentucky                         250          250          250           250
  Louisiana                        500          422          526           472
  Maryland                         500          553          550           551
  Michigan                         500          513          540           505
  Minnesota                        510          510          526           510
  Missouri                         485          484          485           484
  Montana                          500          500          519           500
  Nebraska                       1,435        1,431        1,489         1,432
  Nevada                         1,340        1,340        1,349         1,340
  New Mexico                       250          250          273           250
  North Carolina                    68           68           68            68
  Oklahoma                         920          924          961           927
  Pennsylvania                     325          325          334           325
  South Dakota                     685          641          702           683
  Tennessee                      1,000        1,001        1,000         1,000
  Texas                          2,080        2,131        2,199         2,095
  Utah                           3,340        3,348        3,382         3,347
  Washington                     2,685        2,658        2,826         2,703

Total special revenue                        29,305       30,322        29,508

                           NORWEST FINANCIAL, INC.

                Schedule I - Marketable Securities, Concluded

                            (Thousands of Dollars)

                              Number of
Name of Issuer and            Shares or                   Market      Carrying
Title of Each Issue           Par Value       Cost         Value        Value

Public utilities               $    500     $    450     $    530     $    464


Industrial & miscellaneous     $ 74,827       74,442       79,834       74,671


Preferred stock                 430,896       19,466       20,739       19,454


Common stock                    978,497       19,851       27,802       19,850


      Total marketable securities           $471,807     $498,375     $472,656

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted in accordance with General Instruction J(2)(c).

Item 11.  Executive Compensation.

Omitted in accordance with General Instruction J(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted in accordance with General Instruction J(2)(c).

Item 13.  Certain Relationships and Related Transactions.

Omitted in accordance with General Instruction J(2)(c).


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

(1) Financial Statements:

    a.   Consolidated balance sheets as of December 31, 1993, and 1992.

    b. Statements of consolidated earnings and retained earnings for the years ended December 31, 1993, 1992, and 1991.

    c. Statements of consolidated cash flows for the years ended December 31, 1993, 1992, and 1991.

(2) Financial Statement Schedules:

    Schedule I - Marketable Securities

    All other schedules are omitted because they are not applicable or the information is given in consolidated financial statements or notes thereto.

(3) Exhibits:

    3(a) Articles of Incorporation of the Company (Exhibit 3(a) of the
         Company's Form 10-K Annual Report for 1983, which is hereby incorporated by reference).

    3(b) By-laws of the Company (Exhibit 3(b) of the Company's Form 10-K
         Annual Report for 1983, which is hereby incorporated by reference).

    4(a) Conformed copy of Indenture dated as of May 1, 1986, between the Company and The Chase Manhattan Bank (National Association), Trustee (Exhibit 4(o) of the Company's Form 10-K Annual Report for 1986, which is hereby incorporated by reference).

    4(b) Conformed copy of Indenture dated as of May 1, 1986, between the Company and Harris Trust and Savings Bank, Trustee (Exhibit 4(p) of the Company's Form 10-K Annual Report for 1986, which is hereby incorporated by reference).

    4(c) Copy of Norwest Financial, Inc. Standard Multiple-Series Indenture
         Provisions dated May 1, 1986, (Exhibit 4(q) of the Company's Form 10-K Annual Report for 1986, which is hereby incorporated by reference).

    4(d) Conformed copy of First Supplemental Indenture dated as of February
         15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee (Exhibit 4.3 of the Company's Form 8-K Current Report dated February 25, 1991, which is hereby incorporated by reference).

    4(e) Conformed copy of First Supplemental Indenture dated as of February
         15, 1991, between the Company and Harris Trust and Savings Bank, Trustee (Exhibit 4.4 of the Company's Form 8-K Current Report dated February 25, 1991, which is hereby incorporated by reference).

    4(f) Conformed copy of Indenture dated as of November 1, 1991, between the Company and The First National Bank of Chicago, Trustee (Exhibit 2(a) of the Company's Form 8-A Registration Statement dated May 24, 1988, which is hereby incorporated by reference).

    (10) Copy of Employment Agreement dated August 31, 1987, between Richard J. Brinkman and the Company (Exhibit (10) of the Company's Form 10-K Annual Report for 1987, which is hereby incorporated by reference).

    *(12) Computation of ratios of earnings to fixed charges for the years ended December 31, 1993, 1992, 1991, 1990, and 1989.

    *(23)     Consent of Deloitte & Touche.

Certain instruments with respect to long-term debt publicly issued, privately placed or borrowed from banks are not filed herewith as exhibits as the total amount of securities or indebtedness authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with subsection (4)(iii) of paragraph (b) of Item 601 of Regulation S-K, the Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request. The list of subsidiaries exhibit required by Item 601 of Regulation S-K has been omitted in accordance with General Instruction J(2)(b).

*Filed herewithin.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 1994.

                                         NORWEST FINANCIAL, INC.


                                         By         \s\David C. Wood
                                                       David C. Wood
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 11th day of March 1994.


        \s\Richard J. Brinkman
           Richard J. Brinkman
           Chairman of the Board
      (Principal Executive Officer)


           \s\David C. Wood
              David C. Wood
         President and Director


          \s\James R. Berens
             James R. Berens
  Vice President, General Counsel and
         Secretary and Director



            Stanley S. Stroup
                Director


         \s\Alfred Z. Winick
            Alfred Z. Winick
   Senior Vice President and Director


          \s\Dennis E. Young
             Dennis E. Young
   Senior Vice President and Treasurer
              and Director
      (Principal Financial Officer)


         \s\Robert W. Bettle
            Robert W. Bettle
      Vice President and Controller
     (Principal Accounting Officer)

                            INDEX TO EXHIBITS



EXHIBIT NO.              DESCRIPTION OF EXHIBIT                  PAGE NO.

    12              Computation of ratios of earnings       Electronic
                        to fixed charges for the years          Transmission
                        ended December 31, 1993, 1992,
                        1991, 1990, and 1989.

    23              Consent of Deloitte & Touche.           Electronic
                                                                Transmission