Form 10-K/A
period 1993-12-31
NORWEST FINANCIAL INC
filed 1994-03-16
CIK 708481

EXHIBIT 23
           Deloitte &
               Touche
                (logo)   Two Prudential Plaza     Telephone: (312) 946-3000
                         180 North Stetson Avenue Facsimile: (312) 946-2600 Chicago, Illinois 60601








INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements Nos. 33-37598, 33-44010 and 33-52157 of Norwest Financial, Inc. on Form S-3 of our report dated January 13, 1994, appearing in this Annual Report on Form 10-K of Norwest Financial, Inc. for the year ended December 31, 1993.


\s\ Deloitte & Touche

March 14, 1994

























Deloitte Touche
Tohmatsu
International