Form 10-Q
period 1994-03-31
NORWEST FINANCIAL INC
filed 1994-05-05
CIK 708481

                                 Form 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                     Quarterly Report Under Section 13
                  of the Securities Exchange Act of 1934




For Quarter Ended     March 31, 1994         Commission file number  2-80466




                          Norwest Financial, Inc.
          (Exact name of registrant as specified in its charter)




                Iowa                                    42 1186565
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)




   206 Eighth Street, Des Moines, Iowa                      50309
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code    (515) 243-2131



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X .  No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of May 4, 1994.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PART I.  FINANCIAL INFORMATION


                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)

                                              March 31,     December 31,

         Assets                                 1994            1993
Cash and cash equivalents                    $  132,529      $   80,762

Marketable securities (note 4)                  496,939         472,656



Finance receivables:
  Consumer:
    Loans                                     2,686,981       2,659,654
    Sales finance                             1,091,013       1,086,576
    Other                                       222,802         212,680
  Commercial:
    Accounts receivable financing               105,376         130,983
    Leasing and other                           371,009         381,129

      Total finance receivables               4,477,181       4,471,022

  Less allowance for credit losses              126,445         125,126

            Finance receivables - net         4,350,736       4,345,896






Property and equipment (at cost, less
  accumulated depreciation of $76,180
  for 1994 and $73,085 for 1993)                 58,759          57,856

Deferred income taxes                            21,335          16,754

Other assets                                    218,299         287,675


            Total assets                     $5,278,597      $5,261,599


See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)

                                              March 31,     December 31,
            Liabilities and
         Stockholder's Equity                   1994            1993
Loans payable - short-term:
  Commercial paper                           $1,053,891      $1,186,565
  Affiliates                                    229,372         184,985
  Other                                                         133,700
Unearned insurance premiums and commissions     111,872         109,913
Insurance claims and policy reserves             29,447          28,849
Accrued interest payable                         56,454          43,574
Other payables to affiliates                     51,204           6,368
Other liabilities                               131,761         138,214

Long-term debt:
  Senior                                      2,631,617       2,479,192
  Subordinated                                  282,500         262,500

      Total long-term debt                    2,914,117       2,741,692

      Total liabilities                       4,578,118       4,573,860


Commitments and contingencies
  (note 2)



Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                         3,855           3,855
  Additional paid in capital                     52,413          52,413
  Retained earnings (note 2)                    646,774         634,626
  Foreign currency translation adjustment        (6,646)         (3,155)
  Net unrealized holding gain on
    marketable securities (note 4)                4,083


            Total stockholder's equity          700,479         687,739

      Total liabilities and
      stockholder's equity                   $5,278,597      $5,261,599


See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

              Statements of Consolidated Earnings (Unaudited)

                          (Thousands of Dollars)

                                             Three Months Ended March 31,

                                               1994                1993
Income:

  Finance charges and interest               $232,875            $216,922

  Insurance premiums and commissions           24,128              21,991

  Other income (note 3)                        22,692              23,642

     Total income                             279,695             262,555


Expenses:

  Operating expenses                          106,703              95,654

  Interest and debt expense                    60,419              62,877

  Provision for credit losses                  25,146              26,845

  Insurance losses and loss expenses            7,170               8,951

     Total expenses                           199,438             194,327

     Earnings before income taxes              80,257              68,228

Income taxes                                   28,109              24,656

     Net earnings                            $ 52,148            $ 43,572


In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the periods presented have been included.







See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

              Statements of Consolidated Cash Flows (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                            (Thousands of Dollars)

                                                Three Months Ended March 31,

                                                     1994            1993
Cash flows from operating activities:
  Net earnings                                   $   52,148       $  43,572
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                    25,146          26,845
      Depreciation and amortization                   7,000           6,113
      Deferred income taxes                          (6,636)            466
      Other assets                                   (2,143)            534
      Unearned insurance premiums
        and commissions                               1,959            (737)
      Insurance claims and policy reserves              598             493
      Accrued interest payable                       12,880          11,135
      Other payables to affiliates                   44,836           7,925
      Other liabilities                              (6,453)          5,585

Net cash flows from operating activities            129,335         101,931

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         1,105,532         933,607
      Receivables originated or purchased        (1,135,518)       (952,332)
  Proceeds from sales of marketable securities       20,277           5,925
  Proceeds from maturities of
    marketable securities                            45,837          34,201
  Purchase of marketable securities                 (84,259)        (65,040)
  Net additions to property and equipment            (4,418)         (1,967)
  Other                                              64,543          75,989

Net cash flows from investing activities             11,994          30,383

Cash flows used for financing activities:
  Net decrease in loans payable - short-term       (221,987)        (93,398)
  Proceeds from issuance of long-term debt:
    Senior                                          307,409         150,000
    Subordinated                                     20,000
  Repayments of long-term debt:
    Senior                                         (154,984)       (104,823)
    Subordinated                                                    (51,113)
  Dividends paid                                    (40,000)        (50,000)

Net cash flows used for financing activities        (89,562)       (149,334)

Net increase (decrease) in cash
  and cash equivalents                               51,767         (17,020)

Cash and cash equivalents beginning of period        80,762         133,639

Cash and cash equivalents end of period          $  132,529       $ 116,619


See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

          Notes to Consolidated Financial Statements (Unaudited)



The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1993 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein.


1.    Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation.


2.    Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $106 million of consolidated retained earnings was unrestricted at March 31, 1994.


3.    Interest Income from Marketable Securities and Cash Equivalents.

Interest and dividends from marketable securities and cash equivalents were $8.5 million and $9.3 million for the quarters ended March 31, 1994 and 1993, respectively.


4.  Marketable Securities.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Beginning in 1994, this Statement requires that certain investments in debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Debt securities classified as held-to-maturity are to be reported at amortized cost. Debt and equity securities classified as available-for-sale are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity. For securities classified as held-to-maturity or available-for-sale, if a decline in a security's fair value below amortized cost is deemed to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings.

                          NORWEST FINANCIAL, INC.

     Notes to Consolidated Financial Statements (Unaudited), Concluded



4.  Marketable Securities, Continued.

Effective January 1, 1994, the Company adopted SFAS 115. Upon adoption, the Company classified all its debt and equity securities as available-for-sale. The Company previously carried its investments in marketable securities at amortized cost except for other than temporary declines in market value which were recognized as a reduction in earnings.

The effect of SFAS 115 at March 31, 1994 was to increase marketable securities by $6.1 million and increase stockholder's equity by $4.1 million, the increase in marketable securities net of the income tax effect of $2 million. The net unrealized holding gain on available-for-sale securities decreased by $12.4 million since January 1, 1994.


5.    Reclassifications.

Certain amounts in the 1993 financial statements have been reclassified to conform to the presentation used in the 1994 financial statements.

                         NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations



Norwest Financial's total income (revenue) increased 7% for the first three months ($279.7 million in the first three months of 1994 compared with $262.6 million in the first three months of 1993).

Income from finance charges and interest also increased 7% for the first three months ($232.9 million in the first three months of 1994 compared with $216.9 million in the first three months of 1993). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first three months of 1994 increased 9% from the first three months of 1993; average consumer receivables outstanding increased 13% while average commercial receivables outstanding declined 14%.

                                             Three Months Ended March 31,

Rate of charge on finance receivables:             1994       1993

      Consumer                                     21.66%     22.37%
      Commercial                                   14.22      13.91
      Total                                        20.83      21.17

The increase in income from finance charges and interest was due to growth in average consumer finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average consumer finance receivables was due primarily to regular business activity. Changes in the earned rates of charge were due to changes in prevailing market rates. The decline in commercial receivables outstanding was primarily the result of a decline in accounts receivable financing receivables.

Insurance premiums and commissions increased 10% ($24.1 million in the first three months of 1994 compared with $22.0 million in the first three months of 1993). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding. Average consumer finance loans outstanding increased 9% in the first three months of 1994 compared with the first three months of 1993. Insurance losses and loss expenses declined 20% ($7.2 million in the first three months of 1994 compared with $9.0 million in the first three months of 1993). The decline in insurance losses resulted from a change in Canadian reinsurance agreements.

Other income declined 4% ($22.7 million in the first three months of 1994 compared with $23.6 million in the first three months of 1993). A reduction in investment income accounted for the majority of the decline.

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Continued



Operating expenses increased 12% ($106.7 million in the first three months of 1994 compared with $95.7 million in the first three months of 1993). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At March 31, 1994, Norwest Financial was operating 947 consumer finance branches compared with 886 at March 31, 1993.

Interest and debt expense declined 4% ($60.4 million in the first three months of 1994 compared with $62.9 million in the first three months of
1993). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and dividends and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first three months of 1994 increased 8% from the first three months of 1993; average short-term debt outstanding declined 2% while average long-term debt increased 12%.

                                             Three Months Ended March 31,

Costs of funds:                                    1994       1993

      Short-term                                   3.59%      4.40%
      Long-term                                    7.07       7.91
      Total                                        6.02       6.75

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding. Average finance receivables increased 9% from the first three months of 1993.

Provision for credit losses declined 6% ($25.1 million in the first three months of 1994 compared with $26.8 million in the first three months of
1993). Net write-offs as a percentage of average net receivables outstanding declined to .54% in the first three months of 1994 compared with .56% in the first three months of 1993.

Federal and state income taxes increased 14% ($28.1 million in the first three months of 1994 compared with $24.7 million in the first three months of 1993). The effective tax rate was 35.0% for the first three months of 1994 and 36.1% for the first three months of 1993.

The Company and one of its Canadian subsidiaries maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At March 31, 1994, lines of credit and revolving credit agreements totaling $992.7 million were being maintained at 34 unaffiliated banks. None of this credit was in use at the time.

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Concluded



The Company and one of its Canadian subsidiaries obtains its long-term debt capital primarily from (i) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (ii) the issuance of medium-term notes (which may have maturities ranging from three months to 30 years) through underwriters (acting as agent or principal) pursuant to the $200 million medium-term note program established by the Company in the first quarter of 1991, (iii) the issuance of debt securities to institutional investors and (iv) term borrowings from commercial banks.

Norwest Financial anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest received on Norwest Financial's finance receivables.

                        PART II.  OTHER INFORMATION

                          NORWEST FINANCIAL, INC.


Item 5.  Other Information.

                    RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

     Three Months Ended                   Years Ended December 31,
       March 31, 1994               1993    1992    1991    1990    1989

            2.28                    2.22    2.02    1.74    1.70    1.56


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for the years ended December 31, 1993, 1992, 1991, 1990 and 1989
                    and the three months ended March 31, 1994.

(b) Reports on 8-K.

    No reports on Form 8-K were filed during the quarter for which this report is filed.


                            S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORWEST FINANCIAL, INC.

Date: May 4, 1994




                                  By  \S\ ROBERT W. BETTLE
                                              Robert W. Bettle
                                        Vice President and Controller
                                        (Principal Accounting Officer)