Form 10-Q
period 1994-06-30
NORWEST FINANCIAL INC
filed 1994-08-04
CIK 708481

                                 Form 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                     Quarterly Report Under Section 13
                  of the Securities Exchange Act of 1934




For Quarter Ended      June 30, 1994         Commission file number  2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of August 1, 1994.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PART I.  FINANCIAL INFORMATION

                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)



                                              June 30,      December 31,

         Assets                                 1994            1993

Cash and cash equivalents                    $   84,031      $   80,762

Marketable securities                           514,470         472,656



Finance receivables:
  Consumer:
    Loans                                     2,786,069       2,659,654
    Sales finance                             1,123,345       1,086,576
    Other                                       230,246         212,680
  Commercial:
    Accounts receivable financing                96,491         130,983
    Leasing and other                           367,947         381,129

      Total finance receivables               4,604,098       4,471,022

  Less allowance for credit losses              130,645         125,126

            Finance receivables - net         4,473,453       4,345,896





Property and equipment (at cost, less
  accumulated depreciation of $78,632
  for 1994 and $73,085 for 1993)                 58,591          57,856

Deferred income taxes                            25,447          16,754

Other assets                                    294,403         287,675


            Total assets                     $5,450,395      $5,261,599





See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)



                                              June 30,      December 31,
            Liabilities and
         Stockholder's Equity                   1994            1993

Loans payable - short-term:
  Commercial paper                           $1,169,100      $1,186,565
  Affiliates                                    258,434         184,985
  Other                                                         133,700
Unearned insurance premiums and commissions     118,918         109,913
Insurance claims and policy reserves             29,791          28,849
Accrued interest payable                         48,152          43,574
Other payables to affiliates                     10,953           6,368
Other liabilities                               147,653         138,214

Long-term debt:
  Senior                                      2,650,007       2,479,192
  Subordinated                                  302,500         262,500

      Total long-term debt                    2,952,507       2,741,692

      Total liabilities                       4,735,508       4,573,860


Commitments and contingencies
  (note 2)


Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                         3,855           3,855
  Additional paid in capital                     52,413          52,413
  Retained earnings (note 2)                    666,797         634,626
  Foreign currency translation adjustment        (6,690)         (3,155)
  Net unrealized holding loss on
    marketable securities                        (1,488)


            Total stockholder's equity          714,887         687,739

      Total liabilities and
      stockholder's equity                   $5,450,395      $5,261,599



See accompanying notes to consolidated financial statements.

                                         NORWEST FINANCIAL, INC.

                             Statements of Consolidated Earnings (Unaudited)

                                         (Thousands of Dollars)


                                                  Quarter Ended June 30,         Six Months Ended June 30,

                                                   1994           1993             1994             1993
Income:

  Finance charges and interest                   $237,372       $219,773         $470,247         $436,695

  Insurance premiums and commissions               26,250         22,751           50,378           44,742

  Other income (note 3)                            23,559         24,949           46,251           48,591

         Total income                             287,181        267,473          566,876          530,028



Expenses:

  Operating expenses                              108,868         96,843          215,571          192,497

  Interest and debt expense                        63,568         59,644          123,987          122,521

  Provision for credit losses                      25,932         23,926           51,078           50,771

  Insurance losses and loss expenses                7,884          8,704           15,054           17,655

         Total expenses                           206,252        189,117          405,690          383,444

         Earnings before income taxes              80,929         78,356          161,186          146,584

Income taxes                                       28,538         28,138           56,647           52,794

         Net earnings                            $ 52,391       $ 50,218         $104,539         $ 93,790



In the opinion of management, all adjustments (none of which were other than normal recurring accruals)
necessary to present fairly the results of operations for the periods presented have been included.




See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

              Statements of Consolidated Cash Flows (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                            (Thousands of Dollars)

                                                 Six Months Ended June 30,

                                                     1994            1993

Cash flows from operating activities:
  Net earnings                                   $  104,539       $  93,790
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                    51,078          50,771
      Depreciation and amortization                  14,035          12,627
      Deferred income taxes                          (8,343)            617
      Other assets                                  (19,558)        (13,029)
      Unearned insurance premiums
        and commissions                               9,005           3,664
      Insurance claims and policy reserves              942             770
      Accrued interest payable                        4,578           1,798
      Other payables to affiliates                    4,585          (5,553)
      Other liabilities                               9,439          12,147

Net cash flows from operating activities            170,300         157,602

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         2,246,694       1,907,398
      Receivables originated or purchased        (2,425,329)     (2,007,582)
  Proceeds from sales of marketable securities       39,470          15,272
  Proceeds from maturities of
    marketable securities                            68,353          74,593
  Purchase of marketable securities                (151,475)       (130,653)
  Net additions to property and equipment            (7,848)         (4,928)
  Other                                               2,373          67,945

Net cash flows from investing activities           (227,762)        (77,955)

Cash flows from financing activities:
  Net decrease in loans payable - short-term        (77,716)       (116,443)
  Proceeds from issuance of long-term debt:
    Senior                                          675,892         300,000
    Subordinated                                     45,000          50,000
  Repayments of long-term debt:
    Senior                                         (505,077)       (158,385)
    Subordinated                                     (5,000)       (101,870)
  Dividends paid                                    (72,368)        (90,000)

Net cash flows from financing activities             60,731        (116,698)

Net increase (decrease) in cash
  and cash equivalents                                3,269         (37,051)

Cash and cash equivalents beginning of period        80,762         133,639

Cash and cash equivalents end of period          $   84,031       $  96,588



See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

          Notes to Consolidated Financial Statements (Unaudited)



The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1993 Annual Report on Form 10-K and March 31, 1994 Quarterly Report on Form 10-Q and should be read in conjunction with the Notes to Consolidated Financial Statements therein.


1.    Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly owned subsidiary of Norwest Financial Services, Inc. which is a wholly owned subsidiary of Norwest Corporation.


2.    Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $111 million of consolidated retained earnings was unrestricted at June 30, 1994.


3.    Interest Income from Marketable Securities and Cash Equivalents.

Interest and dividends from marketable securities and cash equivalents were $9.6 million and $9.4 million for the quarters ended June 30, 1994 and 1993, respectively, and $18.1 million and $18.6 million for the six months ended June 30, 1994 and 1993, respectively.


4.    Reclassifications.

Certain amounts in the 1993 financial statements have been reclassified to conform to the presentation used in the 1994 financial statements.

                         NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations



Norwest Financial's performance for the second quarter of 1994 closely paralleled performance for the first six months of 1994. The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

Norwest Financial's total income (revenue) increased 7% for the first six months ($566.9 million in the first six months of 1994 compared with $530.0 million in the first six months of 1993).

Income from finance charges and interest increased 8% for the first six months ($470.2 million in the first six months of 1994 compared with $436.7 million in the first six months of 1993). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 1994 increased 10% from the first six months of 1993; average consumer receivables outstanding increased 13% while average commercial receivables outstanding declined 15%.

                                              Six Months Ended June 30,

Rate of charge on finance receivables:             1994       1993

      Consumer                                     21.76%     22.48%
      Commercial                                   14.19      13.94
      Total                                        20.94      21.30

The increase in income from finance charges and interest was due to growth in average consumer finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average consumer finance receivables was due primarily to regular business activity. Changes in the earned rates of charge were due to changes in prevailing market rates. The decline in commercial receivables outstanding was a result of a decision to discontinue pursuing certain large leases combined with a decline in accounts receivable financing receivables.

Insurance premiums and commissions increased 13% ($50.4 million in the first six months of 1994 compared with $44.7 million in the first six months of
1993). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding. Average consumer finance loans outstanding increased 9% in the first six months of 1994 compared with the first six months of 1993. Insurance losses and loss expenses declined 15% ($15.1 million in the first six months of 1994 compared with $17.7 million in the first six months of 1993). The decline in insurance losses resulted from a change in Canadian reinsurance agreements.

Other income declined 5% ($46.3 million in the first six months of 1994 compared with $48.6 million in the first six months of 1993). A reduction in income from data service sales accounted for the majority of the decline.

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Continued


Operating expenses increased 12% ($215.6 million in the first six months of 1994 compared with $192.5 million in the first six months of 1993). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At June 30, 1994, Norwest Financial was operating 961 consumer finance branches compared with 890 at June 30, 1993.

Interest and debt expense increased 1% ($124.0 million in the first six months of 1994 compared with $122.5 million in the first six months of 1993). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and dividends and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first six months of 1994 increased 9% from the first six months of 1993; average short-term debt outstanding declined 4% while average long-term debt increased 14%. The shift from short-term to long-term debt was the result of long-term debt issued for the Canadian operations.

                                             Six Months Ended June 30,

Costs of funds:                                    1994       1993

      Short-term                                   3.97%      4.18%
      Long-term                                    6.98       7.78
      Total                                        6.13       6.64

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding. Average finance receivables increased 10% from the first six months of 1993.

Interest and debt expense increased 7% in the second quarter of 1994 compared with the second quarter of 1993 ($63.6 million compared to $59.6 million). Average total outstanding borrowings increased 10% for the same period, while the cost of funds was 6.24% in the second quarter of 1994 compared with 6.53% in the second quarter of 1993.

Provision for credit losses increased 1% ($51.1 million in the first six months of 1994 compared with $50.8 million in the first six months of 1993). Net write-offs as a percentage of average net receivables outstanding declined to 1.02% in the first six months of 1994 compared with 1.05% in the first six months of 1993. The provision for credit losses increased 8% in the second quarter of 1994 compared with the second quarter of 1993 ($25.9 million compared to $23.9 million). Net write-offs increased by $1.5 million, or 7%, during the second quarter of 1994 compared with the second quarter of 1993.

Income taxes increased 7% ($56.6 million in the first six months of 1994 compared with $52.8 million in the first six months of 1993). The effective tax rate was 35.1% for the first six months of 1994 and 36.0% for the first six months of 1993.

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Concluded


The Company and one of its Canadian subsidiaries maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At June 30, 1994, lines of credit and revolving credit agreements totaling $962.7 million were being maintained at 33 unaffiliated banks. None of this credit was in use at the time.

The Company and one of its Canadian subsidiaries obtains its long-term debt capital primarily from (i) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (ii) the issuance of debt securities to institutional investors and (iii) term borrowings from commercial banks.

Norwest Financial anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest received on Norwest Financial's finance receivables.

                        PART II.  OTHER INFORMATION

                          NORWEST FINANCIAL, INC.


Item 5.  Other Information.

                    RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

     Six Months Ended                   Years Ended December 31,
       June 30, 1994               1993    1992    1991    1990    1989

            2.25                   2.22    2.02    1.74    1.70    1.56


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for the years ended December 31, 1993, 1992, 1991, 1990 and 1989
                    and the six months ended June 30, 1994.

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

Date:  August 1, 1994




                                  By     \S\  Robert W. Bettle
                                              Robert W. Bettle
                                        Vice President and Controller
                                        (Principal Accounting Officer)