Form 10-Q
period 1994-09-30
NORWEST FINANCIAL INC
filed 1994-11-07
CIK 708481

                                 Form 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                     Quarterly Report Under Section 13
                  of the Securities Exchange Act of 1934




For Quarter Ended    September 30, 1994      Commission file number  2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of November 1, 1994.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PART I.  FINANCIAL INFORMATION

                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)



                                            September 30,   December 31,

         Assets                                 1994            1993

Cash and cash equivalents                    $   97,329      $   80,762

Marketable securities                           545,634         472,656



Finance receivables:
  Consumer:
    Loans                                     2,889,927       2,659,654
    Sales finance                             1,184,623       1,086,576
    Other                                       243,922         212,680
  Commercial:
    Accounts receivable financing                93,089         130,983
    Leasing and other                           365,862         381,129

      Total finance receivables               4,777,423       4,471,022

  Less allowance for credit losses              135,532         125,126

            Finance receivables - net         4,641,891       4,345,896





Property and equipment (at cost, less
  accumulated depreciation of $81,323
  for 1994 and $73,085 for 1993)                 58,682          57,856

Deferred income taxes                            29,469          16,754

Other assets                                    356,870         287,675


            Total assets                     $5,729,875      $5,261,599





See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)



                                            September 30,   December 31,
            Liabilities and
         Stockholder's Equity                   1994            1993

Loans payable - short-term:
  Commercial paper                           $1,398,542      $1,186,565
  Affiliates                                     35,434         184,985
  Other                                          75,000         133,700
Unearned insurance premiums and commissions     124,233         109,913
Insurance claims and policy reserves             31,532          28,849
Accrued interest payable                         58,223          43,574
Other payables to affiliates                      9,035           6,368
Other liabilities                               157,205         138,214

Long-term debt:
  Senior                                      2,778,822       2,479,192
  Subordinated                                  295,000         262,500

      Total long-term debt                    3,073,822       2,741,692

      Total liabilities                       4,963,026       4,573,860





Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                         3,855           3,855
  Additional paid in capital                     71,413          52,413
  Retained earnings (note 2)                    701,100         634,626
  Foreign currency translation adjustment        (4,139)         (3,155)
  Net unrealized holding loss on
    marketable securities                        (5,380)


            Total stockholder's equity          766,849         687,739

      Total liabilities and
      stockholder's equity                   $5,729,875      $5,261,599





See accompanying notes to consolidated financial statements.

                                         NORWEST FINANCIAL, INC.

                             Statements of Consolidated Earnings (Unaudited)

                                         (Thousands of Dollars)


                                             Quarter Ended September 30,   Nine Months Ended September 30,

                                                 1994           1993             1994             1993
Income:

  Finance charges and interest                 $245,619       $224,586         $715,866         $661,281

  Insurance premiums and commissions             27,256         22,810           77,634           67,552

  Other income (note 3)                          24,409         24,656           70,660           73,247

         Total income                           297,284        272,052          864,160          802,080



Expenses:

  Operating expenses                            109,662         99,159          325,233          291,656

  Interest and debt expense                      67,076         57,987          191,063          180,508

  Provision for credit losses                    28,263         24,930           79,341           75,701

  Insurance losses and loss expenses              8,825          7,849           23,879           25,504

         Total expenses                         213,826        189,925          619,516          573,369

         Earnings before income taxes            83,458         82,127          244,644          228,711

Income taxes                                     29,155         27,553           85,802           80,347

         Net earnings                          $ 54,303       $ 54,574         $158,842         $148,364



In the opinion of management, all adjustments (none of which were other than normal recurring accruals)
necessary to present fairly the results of operations for the periods presented have been included.





See accompanying notes to consolidated financial statements.

                           NORWEST FINANCIAL, INC.

              Statements of Consolidated Cash Flows (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                            (Thousands of Dollars)

                                               Nine Months Ended September 30,

                                                     1994            1993

Cash flows from operating activities:
  Net earnings                                   $  158,842      $  148,364
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                    79,341          75,701
      Depreciation and amortization                  20,644          18,927
      Deferred income taxes                          (9,816)         (3,183)
      Other assets                                  (63,009)        (14,417)
      Unearned insurance premiums
        and commissions                              14,320           8,349
      Insurance claims and policy reserves            2,683             620
      Accrued interest payable                       14,649          13,337
      Other payables to affiliates                    2,667         (14,144)
      Other liabilities                              18,991          36,208

Net cash flows from operating activities            239,312         269,762

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         3,355,450       2,906,700
      Receivables originated or purchased        (3,730,786)     (3,152,361)
  Proceeds from sales of marketable securities       46,464          21,252
  Proceeds from maturities of
    marketable securities                            73,725         111,848
  Purchase of marketable securities                (201,446)       (184,890)
  Net additions to property and equipment           (11,225)         (8,405)
  Other                                             (17,415)         56,644

Net cash flows from investing activities           (485,233)       (249,212)

Cash flows from financing activities:
  Net increase (decrease) in loans payable -
    short-term                                        3,726         (73,922)
  Proceeds from issuance of long-term debt:
    Senior                                          829,616         450,000
    Subordinated                                     45,000          50,000
  Repayments of long-term debt:
    Senior                                         (529,986)       (260,047)
    Subordinated                                    (12,500)       (101,870)
  Additional paid in capital                         19,000
  Dividends paid                                    (92,368)       (125,000)

Net cash flows from financing activities            262,488         (60,839)

Net increase (decrease) in cash
  and cash equivalents                               16,567         (40,289)

Cash and cash equivalents beginning of period        80,762         133,639

Cash and cash equivalents end of period          $   97,329      $   93,350

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


1.    Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly owned indirect subsidiary of Norwest Corporation.


2.    Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $115 million of consolidated retained earnings was unrestricted at September 30, 1994.


3.    Interest Income from Marketable Securities and Cash Equivalents.

Interest and dividends from marketable securities and cash equivalents were $9.7 million and $9.1 million for the quarters ended September 30, 1994 and 1993, respectively, and $27.8 million and $27.7 million for the nine months ended September 30, 1994 and 1993, respectively.


4.    Reclassifications.

Certain amounts in the 1993 financial statements have been reclassified to conform to the presentation used in the 1994 financial statements.

                         NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations



Norwest Financial's performance for the third quarter of 1994 closely paralleled performance for the first nine months of 1994. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

Norwest Financial's total income (revenue) increased 8% for the first nine months ($864.2 million in the first nine months of 1994 compared with $802.1 million in the first nine months of 1993).

Income from finance charges and interest increased 8% for the first nine months ($715.9 million in the first nine months of 1994 compared with $661.3 million in the first nine months of 1993). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 1994 increased 10% from the first nine months of 1993; average consumer receivables outstanding increased 14% while average commercial receivables outstanding declined 15%.

                                              Nine months Ended September 30,

Rate of charge on finance receivables:             1994       1993

      Consumer                                     21.76%     22.54%
      Commercial                                   14.31      13.64
      Total                                        20.98      21.34

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

Insurance premiums and commissions increased 15% ($77.6 million in the first nine months of 1994 compared with $67.6 million in the first nine months of
1993). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding. Average consumer finance loans outstanding increased 10% in the first nine months of 1994 compared with the first nine months of 1993. Insurance losses and loss expenses declined 6% ($23.9 million in the first nine months of 1994 compared with $25.5 million in the first nine months of 1993). The decline resulted from lower insurance losses in Canada in the first six months of 1994, as a result of a change in Canadian reinsurance agreements. Insurance losses and loss expenses increased 12% in the third quarter of 1994 ($8.8 million compared with $7.8 million).

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Continued


Other income declined 4% ($70.7 million in the first nine months of 1994 compared with $73.2 million in the first nine months of 1993). A reduction in income from data service sales accounted for the decline.

Operating expenses increased 12% ($325.2 million in the first nine months of 1994 compared with $291.7 million in the first nine months of 1993). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At September 30, 1994, Norwest Financial was operating 974 consumer finance branches compared with 913 at September 30, 1993.

Interest and debt expense increased 6% ($191.1 million in the first nine months of 1994 compared with $180.5 million in the first nine months of 1993).
Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first nine months of 1994 increased 10% from the first nine months of 1993; average short-term debt outstanding declined 4% while average long-term debt increased 17%. The shift from short-term to long-term debt was the result of long-term debt issued for the Canadian operations.

                                            Nine Months Ended September 30,

Costs of funds:                                    1994       1993

      Short-term                                   4.31%      4.00%
      Long-term                                    6.90       7.68
      Total                                        6.18       6.50

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding. Average finance receivables increased 10% from the first nine months of 1993. The increase in the cost of short-term debt was due to increases in prevailing market rates. The cost of long-term debt declined as rates on debt issued since September 30, 1993 were less than the rates on debt maturing since that date.

Interest and debt expense increased 16% in the third quarter of 1994 compared with the third quarter of 1993 ($67.1 million compared with $58.0 million). Average total outstanding borrowings increased 13% for the same period, while the cost of funds was 6.27% in the third quarter of 1994 compared with 6.23% in the third quarter of 1993.

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Concluded


Provision for credit losses increased 5% ($79.3 million in the first nine months of 1994 compared with $75.7 million in the first nine months of 1993). Net write-offs as a percentage of average net receivables outstanding declined to 1.52% in the first nine months of 1994 compared with 1.58% in the first nine months of 1993. The provision for credit losses increased 13% in the third quarter of 1994 compared with the third quarter of 1993 ($28.3 million compared with $24.9 million). Net write-offs as a percentage of average net receivables outstanding were .50% in the third quarter of 1994 compared with .53% in the third quarter of 1993.

Income taxes increased 7% ($85.8 million in the first nine months of 1994 compared with $80.3 million in the first nine months of 1993). The increase was the result of the increase in earnings before income taxes as the effective tax rate was 35.1% for both the first nine months of 1994 and the first nine months of 1993.

Net earnings increased 7% in the first nine months of 1994 compared with the same period in 1993 ($158.8 million compared with $148.4 million). The increase was the result of the items previously discussed. Net earnings in the third quarter of 1994, however, declined slightly compared with the third quarter of 1993 ($54.3 million compared with $54.6 million). The additional levels of interest and debt expense, provision for credit losses and insurance losses, and loss expenses discussed previously were the primary reasons.

The Company and one of its Canadian subsidiaries maintains revolving credit facilities to provide an alternative source of liquidity to support the commercial paper borrowings. At September 30, 1994, revolving credit facilities totaling $1,022.6 million were being maintained at 33 unaffiliated banks. None of this credit was in use at the time.

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

                        PART II.  OTHER INFORMATION

                          NORWEST FINANCIAL, INC.


Item 5.  Other Information.

                    RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

     Nine months Ended                   Years Ended December 31,
    September 30, 1994             1993    1992    1991    1990    1989

            2.23                   2.22    2.02    1.74    1.70    1.56


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for the years ended December 31, 1993, 1992, 1991, 1990 and 1989
                    and the nine months ended September 30, 1994.

(b) Reports on 8-K.

    No reports on Form 8-K were filed during the quarter for which this report is filed.


                            S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORWEST FINANCIAL, INC.

Date:  November 1, 1994




                                  By       \s\Robert W. Bettle
                                              Robert W. Bettle
                                        Vice President and Controller
                                        (Principal Accounting Officer)