Form 10-K
period 1994-12-31
NORWEST FINANCIAL INC
filed 1995-03-10
CIK 708481

                                  PART I

Item 1.  Business.

                                THE COMPANY

Norwest Financial, Inc. (the "Company") is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent").
The Parent is a wholly-owned subsidiary of Norwest Corporation ("Norwest"), a $59.3 billion diversified financial services organization. (Unless the context otherwise requires, any reference to "Norwest Financial" shall include the Company and its subsidiaries.)

Norwest Financial is primarily engaged in the consumer finance business. Consumer finance receivables consist of loans made to individuals and sales finance contracts arising from the sale of goods and services. Norwest Financial also has credit card receivables and insurance premium finance receivables in its consumer portfolio. Effective November 17, 1992, the Company expanded its consumer finance operations into Canada with the purchase of the consumer finance business of Trans Canada Credit Corporation Limited. This acquisition was accounted for as a purchase and, accordingly, Norwest Financial's financial statements were not restated to reflect the accounts and operations of this business prior to acquisition. Canadian financial information in this document is shown in United States dollars unless otherwise indicated. Assets and liabilities in Canadian dollars are translated at the exchange rate as of the balance sheet date. Canadian operating results are translated at the average exchange rates for the period covered by the income statement. At December 31, 1994, the Company and its consumer finance subsidiaries had 942 branch offices in 45 states, Guam, and the ten Canadian provinces. For a summary of total income, earnings before income taxes and total assets by country, see note 8 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of an affiliate.
Previously, one of the company's insurance subsidiaries had been providing credit life and credit disability insurance to customers of Norwest banks. As of December 1, 1992, this business was ceded to another insurance subsidiary of Norwest. Effective January 1, 1995, the Company's insurance subsidiary discontinued providing this insurance. Credit property, involuntary unemployment and non-filing insurance are provided as part of Norwest Financial's consumer finance business. Such business is written, directly or through reinsurance agreements, by one of the Company's insurance subsidiaries, or it is offered on an agency basis by Norwest Financial. Information services is provided to Norwest Financial and other financial services companies by subsidiaries of the Company. The Company also has subsidiaries engaged in the commercial finance business, including lease financing and accounts receivable financing.

The common stock of one of the Company's consumer finance subsidiaries was transferred by way of a non-cash dividend to the Parent on November 1, 1994 (said subsidiary being hereinafter called the "Transferred Subsidiary"). The Transferred Subsidiary had assets totaling $147.1 million and 39 branch offices at the time of the transfer.

                            CONSUMER OPERATIONS



At December 31, 1994, consumer receivables accounted for 90% of Norwest Financial's total finance receivables outstanding. The amount and type of consumer receivables outstanding in the United States and Canada is shown below:


                     Consumer Receivables Outstanding

(In Thousands)

                                 United States       Canada          Total

Loans:
  Secured by real estate           $1,294,326       $ 41,462      $1,335,788
  Not secured by real estate        1,186,279        332,904       1,519,183

    Total loans                     2,480,605        374,366       2,854,971

Sales finance contracts             1,171,950         53,439       1,225,389

    Total consumer finance          3,652,555        427,805       4,080,360

Other consumer receivables            258,469                        258,469

    Total consumer receivables     $3,911,024       $427,805      $4,338,829


Loans had an average balance per account of $3,215. Sales finance contracts had an average balance per account of $939. Other consumer receivables include credit card receivables and insurance premium finance receivables.



Geography

At December 31, 1994, Norwest Financial had consumer finance branch offices in 45 states, Guam, and the ten Canadian provinces. The number of consumer finance branch offices and percentage of consumer finance receivables in the United States or Canada at December 31, 1994, is shown on the following page:

              Number of Branch Offices and Percent of Receivables

                             Percent of                                        Percent of
                   Number   United States                            Number   United States
                     of       Consumer                                 of       Consumer
                   Branch      Finance                               Branch      Finance
State or Territory Offices   Receivables        State or Territory   Offices   Receivables
Alaska                 6         1.0%           Nebraska                 9         1.2%
Arizona               16         1.7            Nevada                  13         1.4
California           109        12.0            New Hampshire            1          .1
Colorado              15         1.7            New Jersey              10         1.1
Connecticut            1          .2            New Mexico              19         2.0
Delaware               2          .2            New York                16         3.3
Florida               43         5.8            North Carolina          18         3.0
Georgia               22         2.6            North Dakota             5          .7
Guam                   1          .1            Ohio                    29         4.5
Hawaii                18         1.9            Oklahoma                17         1.9
Idaho                 11         1.4            Oregon                  11         1.4
Illinois              29         3.4            Pennsylvania            28         3.8
Indiana               16         1.6            Rhode Island             4          .7
Iowa                  14         2.1            South Carolina          26         2.8
Kansas                 8         1.0            South Dakota             2          .3
Kentucky              11         1.9            Tennessee               26         2.6
Louisiana             42         3.5            Texas                   50         5.9
Maryland              23         3.6            Utah                    11         1.5
Massachusetts         12         1.8            Virginia                10          .8
Minnesota             10         1.7            Washington              23         3.5
Mississippi           19         1.5            West Virginia            7          .8
Missouri              25         3.9            Wisconsin               14          .9
Montana                7         1.0            Wyoming                  3          .2

                                                                       812       100.0%


                             Percent of                                        Percent of
                   Number     Canadian                               Number     Canadian
                     of       Consumer                                 of       Consumer
                   Branch      Finance                               Branch      Finance
Province           Offices   Receivables        Province             Offices   Receivables

Alberta                9         5.6%           Nova Scotia             15        13.8%
British Columbia      17        11.9            Ontario                 37        29.6
Manitoba               4         2.8            Prince Edward Island     1         1.2
New Brunswick         11         7.9            Quebec                  21        14.8
Newfoundland          11         8.6            Saskatchewan             4         3.8

                                                                       130       100.0%

Growth and Volume of Consumer Finance Receivables

The following tables present the growth and volume of Norwest Financial's loans and sales finance contracts for the five years ended December 31, 1994:

                         Consumer Finance Receivables
                      and Number of Accounts Outstanding

                           Percentage                Percentage    Average  Number
   At        Consumer       Increase                  Increase     Balance    of
December      Finance     From Previous  Number of  From Previous    Per    Branch
   31,      Receivables        Year      Accounts        Year      Account  Offices
  1994    $4,080,360,000        9%       2,193,000        6%       $1,861     942
  1993     3,746,230,000       12        2,066,000        8         1,813     942
  1992     3,356,832,000       21        1,906,000       15         1,761     882
  1991     2,768,821,000       15        1,664,000       21         1,664     733
  1990     2,416,911,000       16        1,372,000       11         1,762     643

        Loans Made and Acquired and Sales Finance Contracts Purchased

                           Number of    Average      Sales                 Average
                           Loans Made  Size Loan    Finance     Number of    Size
 Year Ended   Loans Made      and      Made and    Contracts    Contracts  Contract
December 31, and Acquired*  Acquired   Acquired    Purchased    Purchased  Purchased
   1994     $2,460,522,000   877,000    $2,806  $1,825,917,000  1,825,000    $1,001
   1993      2,169,132,000   775,000     2,799   1,553,022,000  1,591,000       976
   1992      1,944,225,000   733,000     2,652   1,257,919,000  1,350,000       932
   1991      1,417,742,000   576,000     2,461   1,128,986,000  1,211,000       932
   1990      1,313,697,000   494,000     2,659     896,268,000    926,000       968

*Includes balances renewed of $759,775,000, $680,357,000, $480,030,000, $392,683,000,
and $377,368,000 for the years 1994 through 1990, respectively.

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

Business Methods

Loans are generally repayable in monthly installments and are made for periods
of 180 months or less.   Sales finance contracts can be either open-end
(revolving) or closed-end. An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases. A closed-end sales finance contract covers only a single purchase. At December 31, 1994, open-end sales finance contracts accounted for 64% of Norwest Financial's total sales finance receivables outstanding. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts can be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account. Closed-end sales finance contracts purchased are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

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

In many cases the loans are secured by liens on household goods, automobiles, other personal property or real estate. Of the total loans made during 1994, approximately 91% of the amount and 81% of the number were secured by security agreements or other forms of security. The decision to record a lien or to appraise or examine the title to collateral depends upon the size of loan and the type of collateral. As an alternative to recording liens on personal property securing certain loans, Norwest Financial purchases non-filing insurance, the cost of which is borne by the borrowers. Generally, Norwest Financial institutes legal proceedings on its loans, including foreclosure on collateral, only when it appears that a recovery is likely which will justify the cost of bringing suit.

Generally, Norwest Financial carries only one loan with a borrower at any one time. When a borrower wishes to obtain additional money from Norwest Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower's credit is satisfactory. Of the total amount of loans made during 1994, 63.5% represented funds lent to borrowers who requested additional money while still owing Norwest Financial. In the years 1993 through 1990, this figure was 64.1%, 64.4%, 63.7%, and 62.3%, respectively. In 1994, of the 877,000 loans made by Norwest Financial, 416,000 were to borrowers who requested additional money while still owing a balance to Norwest Financial. The average amount of additional money lent to such borrowers was $1,932; the average amount of the old balance was $1,828. Norwest Financial's policy is that loans are not made to present customers to cure a default in principal or interest.

Sales finance contracts are purchased not only because they are profitable in themselves, but also because they provide a major source of new loan customers. During 1994, approximately 74% of the number of new loans were made to present and former sales finance customers.

Norwest Financial began marketing VISA and MasterCard credit cards to certain of its customers through its United States branch offices in 1987. These credit cards are issued by Dial Bank, the Company's state bank subsidiary located in Sioux Falls, South Dakota. Dial Bank had 192,000 VISA or MasterCard accounts at December 31, 1994; credit card receivables outstanding were $185.2 million.

Dial Bank entered the insurance premium financing business through the purchase of the receivables of Coast Program, Inc. in February 1991. Dial Bank finances liability and material damage auto insurance in California. In addition, Norwest Financial Coast, Inc. provides insurance premium financing in Arizona and 10 states located throughout the southeastern section of the United States. Business is generated through 2,300 independent insurance agents. Processing is performed by Norwest Financial Coast, Inc. from production offices located in Signal Hill and San Francisco, California, and Columbia, South Carolina.
At December 31, 1994, approximately 118,000 accounts totaling $73.2 million were outstanding; $60.9 of these receivables were owned by Dial Bank.

Norwest Financial's average earned rates of charge on the average amount of consumer receivables outstanding during each of years 1994 through 1990 were 21.76%, 22.55%, 22.49%, 21.97%, and 21.92%, respectively.


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

Information concerning consumer loss experience and allowance for losses is shown below:

                                         Years Ended December 31,

(In Thousands)                  1994       1993       1992       1991       1990
Allowance, beginning
  of period                   $114,876   $106,024   $ 77,562   $63,150    $51,450

Write-offs:
  Loans                         75,124     74,835     57,582    54,958     38,152
  Sales finance                 23,920     21,221     17,684    18,147     12,186
  Other                          8,552      5,491      6,496     7,608      3,712
      Total write-offs         107,596    101,547     81,762    80,713     54,050

Recoveries:
  Loans                         11,877     11,226      8,153     5,871      5,375
  Sales finance                  2,528      2,224      2,438     1,938      1,814
  Other                            850        501        737       448         73
      Total recoveries          15,255     13,951     11,328     8,257      7,262

Provision for credit losses
  charged to expense           107,931     96,448     78,591    81,485     58,488

Allowance related to
  receivables acquired
  (transferred) - net           (3,664)               20,305     5,383

Allowance, end of period
  Loans                         76,256     71,809     68,212    44,512     41,000
  Sales finance                 40,696     35,417     28,912    24,600     18,050
  Other                          9,850      7,650      8,900     8,450      4,100
      Total allowance         $126,802   $114,876   $106,024   $77,562    $63,150

Ending receivables as
  a percent of total
  consumer receivables:
    Loans                           66%        67%        70%       67%        70%
    Sales finance                   28         28         26        28         26
    Other                            6          5          4         5          4
                                   100%       100%       100%      100%       100%


Allowance as a percent of
  ending receivables              2.92%      2.90%      3.02%     2.65%      2.51%

Write-offs after recoveries
  as a percent of average
  consumer receivables            2.24%      2.41%      2.37%     2.69%      2.05%

Consumer receivables
outstanding more
than three payments
contractually delinquent      $ 77,233   $ 73,541    $70,938   $55,635    $44,968

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

The Company's insurance subsidiaries provide, directly or through reinsurance arrangements, credit life, credit disability, property, and involuntary unemployment insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of an affiliate. Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than insurance subsidiaries that are subsidiaries of the Company's state banking subsidiary) are limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (i) is directly related to an extension of credit by Norwest or any of its subsidiaries, and (ii) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower. In addition, the Company's casualty insurance subsidiary is permitted under this Act to underwrite non-filing insurance policies issued to Norwest or any of its subsidiaries.

The Company's insurance subsidiaries insure or reinsure credit life or disability insurance in 46 states, Guam, and the ten Canadian provinces, and property insurance in 42 states. Property insurance is offered on an agency basis in nine Canadian provinces. Prior to 1992, property insurance in the United States was offered by Norwest Financial on an agency basis. Involuntary unemployment insurance is offered on an agency basis in 25 states and nine Canadian provinces and is written directly by one of the Company's insurance subsidiaries in 14 states. Non-filing insurance is offered on an agency basis in 20 states and is underwritten by one of the Company's insurance subsidiaries in 25 states.

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

Insurance premiums, claim and underwriting expenses and income from underwriting for life and disability insurance underwritten by the Company's insurance subsidiaries are summarized for the periods indicated below:

                                         Years Ended December 31,
(In Thousands)               1994       1993       1992       1991       1990

Premiums earned:
  Life                     $28,414    $26,141    $26,806    $24,085    $23,231
  Disability                37,060     34,932     31,724     28,009     26,993

Claim expense:
  Life                      10,074     10,381      8,903      7,671      7,389
  Disability                13,773     14,048     11,785     10,289     10,568

Underwriting expense:
  Life                       1,853      1,961      3,564      3,117      3,302
  Disability                 2,998      3,618      4,594      3,900      3,691

Income from underwriting:
  Life                      16,487     13,799     14,339     13,297     12,540
  Disability                20,289     17,266     15,345     13,820     12,734

Income from the underwriting (as principal), or the sale (as agent), of property insurance, involuntary unemployment insurance and non-filing insurance for the years 1994 through 1990 were $31,838,000; $24,949,000; $22,204,000;
$18,169,000; and  $17,252,000, respectively.

                       COMMERCIAL FINANCE OPERATIONS



At December 31, 1994, commercial finance receivables accounted for 10% of Norwest Financial's total finance receivables outstanding. The following table presents Norwest Financial's commercial finance business for the five years ended December 31, 1994:


                 Commercial Finance Receivables Outstanding

                               (In Thousands)


                                           Total
        At                  Accounts     Commercial      Percentage
     December    Leasing   Receivable     Finance    Increase (Decrease)
        31,     and Other   Financing   Receivables   From Previous Year

       1994     $407,513    $ 92,757      $500,270           (2)%
       1993      381,129     130,983       512,112          (13)
       1992      442,331     147,570       589,901           (7)
       1991      476,443     155,315       631,758           (5)
       1990      477,344     188,992       666,336            8


Norwest Financial's average earned rates of charge on the average amount of commercial finance receivables outstanding during each of the years 1994 through 1990 were 14.58%, 13.46%, 14.06%, 14.74%, and 14.68%, respectively.


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

Information concerning commercial loss experience and allowance for losses is shown below:

                                             Years Ended December 31,

(In Thousands)                  1994       1993       1992       1991       1990
Allowance, beginning
  of period                   $10,250    $11,550    $11,100    $10,625    $ 8,950

Write-offs:
  Leasing and other             1,790      3,726      3,750      4,348      6,615
  Accounts receivable
    financing                   1,497      1,870      2,522      2,036      1,200
      Total write-offs          3,287      5,596      6,272      6,384      7,815

Recoveries:
  Leasing and other               547        757      1,416        838      1,461
  Accounts receivable
    financing                     701        807        634        477        536
      Total recoveries          1,248      1,564      2,050      1,315      1,997

Provision for credit losses       939      2,732      4,672      5,544      7,493

Allowance, end of period:
  Leasing and other             7,850      8,350      9,550      8,800      7,900
  Accounts receivable
    financing                   1,300      1,900      2,000      2,300      2,725
      Total allowance         $ 9,150    $10,250    $11,550    $11,100    $10,625

Ending receivables as
  a percent of total
  commercial receivables:
    Leasing and other              81%        74%        75%        75%        72%
    Accounts receivable
      financing                    19         26         25         25         28
                                  100%       100%       100%       100%       100%

Allowance as a percent of
  ending receivables             1.83%      2.00%      1.96%      1.76%      1.59%

Write-offs after recoveries
  as a percent of average
  commercial finance
  receivables                     .43%       .73%       .71%       .80%       .90%

Non-accrual commercial receivables totaled $2,606,000; $5,349,000; $6,864,000; $17,125,000; and $14,666,000 at December 31, 1994 through 1990, respectively.
During 1994, the finance charges and interest that would have been recorded had non-accrual receivables been current in accordance with their original terms would have been $312,000. The amount of finance charges and interest actually recorded on these receivables during 1994 totaled $190,000.

Commercial receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest totaled $1,202,000; $1,443,000; $2,586,000; $2,612,000; and $2,116,000 at
December 31, 1994 through 1990, respectively.

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

NFLI - Division II was formed by the purchase of the net assets of a lease financing company in December 1988. Prior to November 1992, NFLI operated a third division which was formed from the purchase of the net assets of a lease financing company by Dial Bank and another subsidiary in June 1989. This division was merged with Division II to form one health care equipment financing division. Headquartered in St. Louis, Missouri, this division leases a variety of health care equipment from blood chemistry analyzers, sterilizers, and fluoroscopes to ultrasound equipment. Cost of the equipment can range from $10,000 to above $200,000. Marketing efforts are directed primarily toward manufacturers and distributors of such equipment.

NFLI also holds a portfolio of loans generally secured by commercial real estate. At December 31, 1994, these loans totaled $44.3 million, a decrease of $19.7 million for the year.


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

                      INFORMATION SERVICES OPERATIONS

Norwest Financial Information Services Group, Inc. ("NFISG") has developed and installed an on-line real-time information processing and communications system called SWIFT , which connects, over leased telecommunication facilities, terminals located in branch offices to the computer center in Norwest Financial's home office. Branch employees use the computer to process loans and payments, to write checks, and to perform bookkeeping functions. The system provides information services to consumer finance branch offices of Norwest Financial. In addition, as of December 31, 1994, NFISG had contracts to supply information services to 24 other finance companies. On that date, approximately 2,600 branch offices were being served and 5.8 million accounts were being maintained on the system.

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

Since SUPREME is an enhancement of the existing SWIFT system, subscribing companies may continue to use the existing system, or they may choose to add SUPREME. Sixteen subscribing companies were utilizing SUPREME at December 31, 1994. Norwest Financial has installed SUPREME in all of its branch offices in the United States and Canada. Overall, 5.3 million accounts in over 2,100 locations were being maintained by SUPREME at December 31, 1994.

NFISG has also developed an on-line real-time information system designed to meet the processing demands of a broad range of leasing products including true leases, rentals, conditional sales contracts, and third-party leases. Named SUCCESS , this system processes such variables as property, sales, use and transit taxes; depreciation; vendor fees; residuals; and participation. NFLI and two non-affiliate subscribers were utilizing SUCCESS at December 31, 1994.

In March 1994, the Company acquired Allied Business Systems, Inc., a computer software company headquartered in Macon, Georgia. Since 1979, Allied Business Systems has been providing computer systems and services to the consumer finance industry and currently serves over 1,000 locations for over 250 companies.

NFISG continues to offer such services for sale, although there can be no assurance of future sales, or that existing contracts will be renewed upon expiration.

                             SOURCES OF FUNDS

Norwest Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates. Fixed rate borrowings with original maturities of more than one year comprise 63% of the Company's total indebtedness at December 31, 1994. The remaining 37% includes commercial paper with maturities of nine months or less (32%), and short-term debt to affiliates and other short-term debt (5%).

The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Norwest Financial's bank credit agreements (lines of credit and revolving credit agreements). These agreements provide an alternative source of liquidity to support the Company's commercial paper borrowings.

The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 1994 through 1990 without giving effect to commitment fees relating to bank credit agreements were 6.22%, 6.41%, 7.29%, 8.33%, and 9.20%, respectively. The corresponding figures after giving effect to commitment fees were 6.25%, 6.45%, 7.33%, 8.36%, and 9.23%, respectively. Norwest Financial has obtained and continues to obtain, at prevailing rates, funds sufficient for the conduct of its business.

The following table contains certain information regarding short-term borrowings (except short-term borrowings from affiliates) during the periods indicated:

                                             Years Ended December 31,

(Dollars in Thousands)             1994      1993      1992       1991     1990
Bank credit agreements
  at December 31              $1,147,700  $1,007,690  $737,500  $762,500  $742,500
Number of credit agreements           34          35        34        36        36
Daily average outstanding:
  Commercial paper            $1,180,649  $1,065,491  $862,620  $850,081  $727,961
  Other loans                      4,962      87,761     1,368     1,948     2,948
    Less excess funds
      investments                 26,097      15,436    10,181    10,708    17,176
    Net average short-term
      borrowings              $1,159,514  $1,137,816  $853,807  $841,321  $713,733
Ratio of bank credit
  agreements to above                 99%         89%       86%       91%     104%

See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company's outstanding long-term debt at December 31, 1994, and 1993.

                    RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial for the periods indicated:

                             Years Ended December 31,

                     1994     1993     1992     1991     1990

                     2.26     2.22     2.02     1.74     1.70

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


                            EMPLOYEE RELATIONS

As of December 31, 1994, the Company and its subsidiaries employed approximately 6,100 persons. Norwest Financial believes its employee relations are excellent.

Item 2.  Properties.

The Company owns an eleven-story building in Des Moines, Iowa, where its principal executive offices are maintained. The Company also owns an adjacent five-story building where other offices of the Company are maintained. The Company's life insurance subsidiary owns a three-story building in Des Moines which is used by the Company for administrative purposes. Dial Bank owns a one-story building in Sioux Falls, South Dakota where its office is maintained. All of Norwest Financial's other business offices (consisting of consumer branch offices, commercial finance executive and business production offices, and other administrative offices) are located in rented office space. Norwest Financial believes its facilities are suitable and adequate for its business needs. These facilities are generally fully occupied and utilized, although in some instances, office space has been reserved for anticipated business expansion; otherwise, additional office space or facilities are leased only when they are needed.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted in accordance with General Instructions J(2)(c).

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

All of the outstanding common stock of the Company is and was, at all times during 1994 and 1993, owned beneficially and of record by a single stockholder, the Parent.

The aggregate amount of dividends paid by the Company on its common stock (1,000 shares) each quarter during 1994 and 1993 was as follows:


            (In Thousands)                    1994            1993

            First quarter                   $40,000         $50,000
            Second quarter                   32,368          40,000
            Third quarter                    20,000          35,000
            Fourth quarter                    1,303          15,000


Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $116 million of consolidated retained earnings was unrestricted at December 31, 1994.

Item 6.  Selected Financial Data.

                                      Years Ended December 31,

(In Thousands)            1994       1993       1992       1991       1990

Operating revenues   $1,175,285 $1,079,719   $924,348   $839,506   $742,074

Net earnings            223,340    203,297    164,204    130,880    115,366

                                          December 31,

(In Thousands)          1994         1993        1992        1991        1990
Total assets        $6,124,742   $5,261,599  $4,804,062  $4,139,546  $3,622,084

Long-term debt       3,092,623    2,741,692   2,406,186   2,266,658   1,972,433

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effective November 17, 1992, the Company expanded its consumer finance operations into Canada with the purchase of the consumer finance business of Trans Canada Credit Corporation Limited. This acquisition was accounted for as a purchase and, accordingly, Norwest Financial's financial statements were not restated to reflect the accounts and operations of the Trans Canada Credit Corporation Limited consumer finance business prior to acquisition. In addition, on November 1, 1994, the common stock of one of the Company's consumer finance subsidiaries, (the "Transferred Subsidiary") , was transferred by way of a non-cash dividend to the Parent.

Norwest Financial's total income (revenue) increased 9% in 1994 and 17% in 1993 ($1,175.3 million in 1994 compared with $1,079.7 million in 1993 and $924.3 million in 1992).

Income from finance charges and interest increased 8% in 1994 and 19% in 1993 ($965.4 million in 1994 compared with $892.8 million in 1993 and $751.8 million in 1992). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.


Increase (decrease) in average
  finance receivables outstanding:           1994        1993

   Consumer                                   13%         22%
   Commercial                                (14)         (7)
   Total                                      10          17

Rate of charge on finance receivables:       1994        1993        1992

   Consumer                                 21.76%      22.55%      22.49%
   Commercial                               14.58       13.46       14.06
   Total                                    21.02       21.36       21.09


Increases in income from finance charges and interest in both 1994 and 1993 were due primarily to growth in average consumer receivables outstanding. In 1994, this was offset in part by the decline in the consumer rate of charge. Average consumer receivables outstanding comprise 90% of total average finance receivables outstanding. Growth in average consumer receivables in 1994 and 1993 was due to a combination of regular business activity and purchases. Canadian consumer finance receivables totaling $370 million were purchased in November 1992. Other consumer finance purchases totaled $104 million in 1994 and $142 million in 1993.

The decline in average commercial finance receivables in 1994 and 1993 was a result of a decision to discontinue pursuing certain large leases combined with a decline in accounts receivable financing receivables.

Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions increased 16% in 1994 and 9% in 1993 ($105.7 million in 1994 compared with $91.0 million in 1993 and $83.4 million in 1992). Changes in insurance premiums and commissions are generally expected to correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 10% in 1994 and 25% in 1993. However, insurance premiums and commissions were also impacted by a change in insurance underwritten on customers of Norwest banks. Effective December 1, 1992, this business was ceded to another subsidiary of Norwest Corporation. Insurance premiums from business written on customers of Norwest banks were $8.9 million in 1992. Insurance losses and loss expenses increased 1% in 1994 and 3% in 1993 ($32.2 million in 1994 compared with $31.9 million in 1993 and $30.9 million in 1992). Lower insurance losses in Canada due to a change in Canadian reinsurance agreements impacted insurance loss and loss expenses in 1994. 1993 was impacted by the change in insurance underwritten on customers of Norwest banks.

Other income increased 9% in 1994 and 8% in 1993 ($104.3 million in 1994 compared with $95.9 million in 1993 and $89.2 million in 1992). The increase in 1994 is due primarily to an increase in other fee income combined with an increase in investment income. An increase in investment income, combined with other income generated by the Canadian operations, accounted for the majority of the increase in 1993. Average investments held increased 13% in 1994 and 18% in 1993.

Operating expenses increased 9% in 1994 and 23% in 1993 ($434.4 million in 1994 compared with $398.7 million in 1993 and $325.3 million in 1992). The increases were due primarily to increases in employee compensation and benefits, postage, rent for office facilities, data and voice communication expense, and other costs of business expansion. Norwest Financial was operating 942 consumer finance branches at both December 31, 1994, and 1993, and 882 at December 31, 1992. However, expenses for the 39 branches of the Transferred Subsidiary were included in 1994 until the date of the transfer on November 1. The purchase of the assets of Trans Canada Credit Corporation added 122 offices in November 1992.

Interest and debt expense increased 7% in 1994 and 3% in 1993 ($259.6 million in 1994 compared with $242.4 million in 1993 and $236.3 million in 1992). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and dividends and (2) changes in the cost of those borrowings.

Increase in average debt outstanding:        1994        1993

   Short-term                                   3%         28%
   Long-term                                   17          13
   Total                                       13          17

Cost of funds:                               1994        1993        1992

   Short-term                                4.65%       3.92%       4.15%
   Long-term                                 6.87        7.57        8.59
   Total                                     6.22        6.41        7.29

Changes in average debt outstanding correspond to changes in average finance receivables outstanding. Average finance receivables increased 10% in 1994 and 17% in 1993.

Provision for credit losses increased 10% in 1994 and 19% in 1993 ($108.9 million in 1994 compared with $99.2 million in 1993 and $83.3 million in 1992). The increases in the provision for credit losses were due primarily to increases in average finance receivable outstanding. Average finance receivables increased 10% in 1994 and 17% in 1993. Net write-offs as a percentage of average net receivables outstanding were 2.06% in 1994 compared with 2.19% in 1993 and 2.09% in 1992.

Income taxes increased 12% in 1994 and 24% in 1993. The increases were due primarily to increases in earnings before income taxes. The effective tax rates were 34.4% in 1994, and 33.9% in 1993, and 33.9% in 1992.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. In 1992, the Company recognized $661,000 as an expense for postretirement health care and life insurance benefits.

SFAS 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize this obligation of approximately $22.2 million over a period of twenty years. The Company's cash flows are not affected by implementation of this Statement, however, implementation decreased income before income taxes by $4.9 million in 1994 and $4.0 million in 1993.

Effective January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Upon adoption, the Company classified all of its debt and equity securities as available for sale in accordance with SFAS 115. Debt and equity securities classified as available for sale are to be reported at fair value with unrealized gains and losses excluded from earnings and recorded as a separate component of stockholder's equity. If a decline in security's fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings.

The effect of SFAS 115 at December 31, 1994 was to decrease marketable securities by $22.2 million and decrease stockholder's equity by $14.5 million, the decrease in marketable securities net of the income tax effect of $7.7 million. The net unrealized holding loss on available-for-sale securities increased by $30.9 million since January 1, 1994.

Borrowings constitute the largest part of Norwest Financial's capitalization. At December 31, 1994, 86% of the Company's capital had been obtained from borrowings and 14% from stockholder's equity. Sixty-three percent of Norwest Financial's borrowings was in fixed-rate term borrowings with original maturities of more than one year. The remaining 37% includes commercial paper with maturities of nine months or less (32%), and short-term debt to affiliates and other short-term debt (5%). At December 31, 1993, short-term borrowings comprised 35% of total borrowing. This consisted of commercial paper with maturities of nine months of less (28%) and short-term debt to affiliates and other short-term debt (7%). Short-term borrowings as a percent of total borrowings averaged 29% in 1994 and 32% in 1993. Norwest Financial generally follows a guideline of funding between 25% to 30% of borrowings with short-term debt. The short-term borrowing percentage was higher in 1993 as a result of the funding for Norwest Financial's Canadian operations. For the first eleven months of 1993, all borrowings for these operations were short-term, either borrowings from banks or commercial paper borrowings. In December 1993, the Company's Canadian subsidiary issued $130 million (Canadian) of long-term debt. The Company's Canadian subsidiary issued an additional $110 million (Canadian) in long-term debt in 1994.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At December 31, 1994, lines of credit and revolving credit agreements totaling $1,148 million were being maintained at 34 unaffiliated banks; $65 million was unavailable on that date.

The Company obtains its long-term debt capital primarily from (i) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (ii) the issuance of medium-term notes (which may have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal) (iii) the issuance of debt securities to institutional investors, and (iv) term borrowings from commercial banks.

The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest on Norwest Financial's finance receivables.

The common stock of the Transferred Subsidiary was transferred by way of a non-cash dividend to the Parent on November 1, 1994. The Transferred Subsidiary had assets totaling $147.1 million and 39 branch offices at the time of the transfer. Management believes that the transfer will not have a significant impact on the results of operations.

Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank. These capital contributions to the Company have been accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated. Community Credit Co. is primarily engaged in automobile and consumer finance and had 55 branch offices and assets of $213.6 million at January 1, 1995. Community Credit Co. was acquired by Norwest Corporation in March 1994 and immediately contributed to the Parent. Net earnings from the acquisition date to December 31, 1994 were $6.3 million. Dial National Bank is primarily engaged in credit card business and had assets of $112.2 million at January 1, 1995, and net earnings of $4.0 million for the year ended December 31, 1994.

Item 8.  Financial Statements and Supplementary Data.














                          NORWEST FINANCIAL, INC.

                     Consolidated Financial Statements

        Deloitte &
        Touche LLP
             (logo)       Two Prudential Plaza      Telephone:(312) 946-3000
                          180 North Stetson Avenue Facsimile:(312) 946-2600 Chicago, Illinois 60601-6779



INDEPENDENT AUDITORS' REPORT


Norwest Financial, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Norwest Financial, Inc. (a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation, Inc.) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings and retained earnings and of cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norwest Financial, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


\s\Deloitte & Touche LLP

January 13, 1995










Deloitte Touche
Tohmatsu
International

                           NORWEST FINANCIAL, INC.

                         Consolidated Balance Sheets

                           (Thousands of Dollars)



                                                            December 31,

           Assets                                       1994              1993
Cash and cash equivalents                           $   63,496        $   80,762
Marketable securities (note 2)                         570,314           472,656


Finance receivables (note 3):
  Consumer:
    Loans                                            2,854,971         2,659,654
    Sales finance contracts                          1,225,389         1,086,576
    Other                                              258,469           212,680
  Commercial                                           500,270           512,112

           Total finance receivables                 4,839,099         4,471,022

  Less allowance for credit losses (note 4)            135,952           125,126

           Finance receivables - net                 4,703,147         4,345,896


Notes receivable - affiliates (note 19)                376,886            33,875


Property and equipment (at cost, less
  accumulated depreciation of $81,030 for
  1994 and $73,085 for 1993)                            58,342            57,856

Deferred income taxes (note 11)                         63,387            16,754

Other assets                                           289,170           253,800



           Total assets                             $6,124,742        $5,261,599







See accompanying notes to consolidated financial statements.

                           NORWEST FINANCIAL, INC.

                         Consolidated Balance Sheets

                           (Thousands of Dollars)



                                                             December 31,

           Liabilities and
        Stockholder's Equity                            1994              1993
Loans payable - short-term (note 5):
  Commercial paper                                   $1,549,067        $1,186,565
  Other                                                 201,977           133,700
  Affiliates                                             35,946           184,985
Unearned insurance premiums and commissions (note 3)    128,812           109,913
Insurance claims and policy reserves (note 3)            32,287            28,849
Accrued interest payable                                 53,759            43,574
Other payables to affiliates (note 11)                    4,705             6,368
Other liabilities                                       208,498           138,214
Long-term debt (note 6)                               3,092,623         2,741,692

           Total liabilities                          5,307,674         4,573,860

Commitments and contingencies
  (notes 9 and 11)


Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                                 3,855             3,855
  Additional paid in capital                             71,413            52,413
  Retained earnings (notes 10 and 11)                   764,295           634,626
  Foreign currency translation adjustment                (8,029)           (3,155)
  Net unrealized holding loss on
    marketable securities (note 2)                      (14,466)

     Total stockholder's equity                         817,068           687,739


     Total liabilities and
       stockholder's equity                          $6,124,742        $5,261,599







See accompanying notes to consolidated financial statements.

                            NORWEST FINANCIAL, INC.

           Statements of Consolidated Earnings and Retained Earnings

                             (Thousands of Dollars)



                                                    Years Ended December 31,

                                                  1994         1993        1992
Income:
  Finance charges and interest                $  965,355   $  892,761     $751,766
  Insurance premiums and commissions             105,672       91,045       83,372
  Other income (note 2)                          104,258       95,913       89,210

     Total income                              1,175,285    1,079,719      924,348


Expenses:
  Operating expenses (note 14)                   434,383      398,668      325,340
  Interest and debt expense (note 7)             259,605      242,440      236,337
  Provision for credit losses (note 4)           108,870       99,180       83,263
  Insurance losses and loss expenses              32,187       31,906       30,870

     Total expenses                              835,045      772,194      675,810


     Earnings before income taxes                340,240      307,525      248,538

Income taxes (note 11)                           116,900      104,228       84,334

     Net earnings                                223,340      203,297      164,204


Retained earnings - January 1                    634,626      571,329      497,125

                                                 857,966      774,626      661,329

Dividends                                        (93,671)    (140,000)     (90,000)


Retained earnings - December 31               $  764,295   $  634,626     $571,329



See accompanying notes to consolidated financial statements.

                            NORWEST FINANCIAL, INC.
                     Statements of Consolidated Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (Thousands of Dollars)

                                                            Years Ended December 31,
                                                           1994        1993        1992
Cash flows from operating activities:
  Net earnings                                         $  223,340  $  203,297  $  164,204
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
    Provision for credit losses                           108,870      99,180      83,263
    Depreciation and amortization                          27,339      26,086      21,668
    Deferred income taxes                                 (38,843)       (349)     (5,465)
    Other assets                                          (30,942)    (12,731)      1,279
    Unearned insurance premiums and commissions            18,899      17,983      (4,497)
    Insurance claims and policy reserves                    3,438        (657)     (1,177)
    Accrued interest payable                               10,185       2,965        (466)
    Other payables to affiliates                           (1,663)    (19,511)     18,320
    Other liabilities                                      70,284      19,602      20,419

Net cash flows from operating activities                  390,907     335,865     297,548

Cash flows used for investing activities:
  Finance receivables:
    Principal collected                                 4,650,536   3,985,591   3,255,246
    Receivables originated or purchased                (5,116,657) (4,448,544) (3,847,996)
  Proceeds from sales of marketable securities             81,945      35,314      53,253
  Proceeds from maturities of marketable securities        69,005     134,355      48,556
  Purchase of marketable securities                      (270,864)   (232,424)   (144,975)
  Net additions to property and equipment                 (14,399)    (13,594)    (12,512)
  Net increase in due from affiliates                    (343,011)    (19,087)       (684)
  Other                                                   (22,728)    (67,044)    (64,241)

Net cash flows used for investing activities             (966,173)   (625,433)   (713,353)

Cash flows from financing activities:
  Net increase in loans payable -
    short-term                                            281,740      41,185     410,757
  Proceeds from long-term debt:
    Senior                                                955,961     698,332     750,000
    Subordinated                                           45,000     100,000
  Repayments of long-term debt:
    Senior                                               (637,530)   (360,956)   (566,685)
    Subordinated                                          (12,500)   (101,870)    (43,787)
  Additional paid in capital                               19,000                   7,750
  Dividends paid                                          (93,671)   (140,000)    (90,000)

Net cash flows from financing activities                  558,000     236,691     468,035

Net increase (decrease) in cash and cash equivalents      (17,266)    (52,877)     52,230

Cash and cash equivalents beginning of period              80,762     133,639      81,409

Cash and cash equivalents end of period                $   63,496  $   80,762  $  133,639

See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

                Notes to Consolidated Financial Statements


1.   Significant Accounting Policies.

Principles of Consolidation. The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"), which is a wholly-owned subsidiary of Norwest Corporation. The common stock of one of the Company's consumer finance subsidiaries, (the "Transferred Subsidiary"), was transferred by way of a non-cash dividend to the Parent on November 1, 1994.

Marketable Securities. Effective January 1, 1994, the Company adopted Statement of Financial Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Upon adoption, the Company classified all of its debt and equity securities as available for sale in accordance with SFAS 115. Debt and equity securities classified as available for sale are to be reported at fair value with unrealized gains and losses excluded from earnings and recorded as a separate component of stockholder's equity. If a decline in the security's fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings.

The effect of SFAS 115 at December 31, 1994 was to decrease marketable securities by $22.2 million and decrease stockholder's equity by $14.5 million, the decrease in marketable securities net of the income tax effect of $7.7 million. The net unrealized holding loss on available for sale securities increased by $30.9 million since January 1, 1994.

In 1993, investments in marketable securities were carried at amortized cost.

Finance Charges and Interest:

    Consumer. Finance charges and interest are earned primarily using the interest method.

    Commercial:

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

Reclassifications. Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the presentation used in the 1994 financial statements.

                          NORWEST FINANCIAL, INC.

2.  Marketable Securities.

The amortized cost and market value of marketable securities were:

                                      December 31, 1994     December 31, 1993
                                     Amortized   Market    Amortized   Market
(In Thousands)                          Cost      Value       Cost      Value

U.S. Treasury and federal agencies    $297,597  $279,519    $264,192  $272,369
States and political subdivisions       95,895    92,734      89,730    92,806
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)                         199,078   198,061     118,734   133,200

      Total                           $592,570  $570,314    $472,656  $498,375

The gross unrealized gains and losses of marketable securities were:

                                       December 31, 1994     December 31, 1993
                                        Gross Unrealized      Gross Unrealized
(In Thousands)                          Gains     Losses      Gains     Losses

U.S. Treasury and federal agencies     $   345    $18,423    $ 8,882    $  705
States and political subdivisions          297      3,458      3,101        25
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)                           5,950      6,967     15,250       784

      Total                            $ 6,592    $28,848    $27,233    $1,514

The amortized cost and market values of marketable securities by maturity were:

                                      December 31, 1994     December 31, 1993
                                     Amortized   Market    Amortized   Market
(In Thousands)                          Cost      Value       Cost      Value

In one year or less                   $ 48,355  $ 46,371    $221,538  $236,093
After one year through five years      315,513   302,533     166,043   173,973
After five years through ten years     159,036   150,465      76,833    79,969
After ten years                         69,666    70,945       8,242     8,340

      Total                           $592,570  $570,314    $472,656  $498,375

Norwest Financial computes realized gains and losses using the specific identification method. Total gross realized gains and losses from the sale of marketable securities were $4,032,000 and $2,036,000, respectively, in 1994; $3,311,000 and $1,063,000, respectively, in 1993; and $4,089,000 and $738,000, respectively, in 1992.

The carrying amounts of securities on deposit under statutory or other requirements at December 31, 1994 and 1993, were $5,775,000 and $5,523,000, respectively.

                          NORWEST FINANCIAL, INC.

2.  Marketable Securities, continued:

Interest and dividends from marketable securities and cash equivalents was $38,298,000, $36,562,000, and $33,939,000 for the years ended December 31,
1994, 1993 and 1992, respectively.

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

The amounts of cash payments applied to consumer finance receivables during the years ended December 31, 1994, 1993 and 1992, approximated $3,959,755,000, $3,320,575,000 and $2,556,106,000, respectively. These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity. Unearned insurance premiums and insurance claims and policy reserves which pertain to Norwest Financial's consumer finance receivables were approximately $143,249,000 and $119,551,000 at December 31, 1994, and 1993, respectively.

At December 31, 1994, contractual maturities of commercial receivables were as follows: $192,250,000 were due in one year or less; $287,399,000 were due after one year through five years, and $20,621,000 were due after five years. Substantially all commercial receivables have fixed interest rates.
Contractual maturities are not presented for the consumer receivables as it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

Consumer finance receivables include Canadian receivables of $427,805,000 and $397,267,000 at December 31, 1994, and 1993, respectively.

                          NORWEST FINANCIAL, INC.

4.  Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

                                                   Years Ended December 31,
(In Thousands)                                     1994      1993      1992
Allowance for credit losses beginning of year    $125,126  $117,574  $ 88,662
Provision for credit losses charged to expense    108,870    99,180    83,263
Write-offs:  United States                        (93,089)  (88,100)  (85,100)
             Canada                               (17,794)  (19,043)   (2,934)
Recoveries:  United States                         12,968    11,941    13,378
             Canada                                 3,535     3,574
Allowance related to receivables acquired
  (transferred) - net                              (3,664)             20,305

Allowance for credit losses end of year          $135,952  $125,126  $117,574

5.  Loans Payable - Short-term.

Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements). The bank credit agreements amounted to $1,147,700,000 at December 31, 1994; $65,000,000 was unavailable at that date. Unused bank credit agreements are available to support outstanding commercial paper. If all credit agreements in effect at December 31, 1994, were to remain in effect and unused throughout 1995, the Company would pay approximately $1,050,200 in commitment fees.

                          NORWEST FINANCIAL, INC.

5.  Loans Payable - Short-term, continued:

Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

                                            1994            1993            1992
Weighted average annual interest
rate on commercial paper and
other short-term debt:

During December                             5.86%           3.53%           4.80%

During December after considering
  the effect of commitment fees             5.94            3.64            4.89

For the year                                4.53            3.80            4.03

For the year after considering
  the effect of commitment fees             4.64            3.91            4.16

Average daily amount of commercial
paper and other short-term debt
outstanding during the year       $1,185,611,000  $1,154,724,000    $904,201,000

Maximum amount of commercial paper
and other short-term debt
outstanding at any month-end
during the year                   $1,751,044,000  $1,320,265,000  $1,419,800,000

The weighted average annual interest rate was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding. The weighted average annual interest rate on short-term debt to affiliates for the years 1994, 1993, and 1992 was 4.95%, 4.65%, and 9.35%, respectively.

                          NORWEST FINANCIAL, INC.

6.  Long-term Debt.

Long-term debt outstanding:

                                                       December 31,

(In Thousands)                                      1994              1993

Senior - United States:
   4-7/8% due 1994                             $                 $   100,000
   7.95 % due 1994                                                   150,000
   8-1/4% due 1994                                                   150,000
   8.90 % due 1994                                                   100,000
   9.206% due 1994                                                    30,000
   9.75 % due 1994                                                   100,000
   4-5/8% due 1995                                  75,000            75,000
   7-1/4% due 1995                                 150,000           150,000
   7.10 % due 1996                                 150,000           150,000
   8-7/8% due 1996                                 100,000           100,000
   6    % due 1997                                 150,000           150,000
   6-1/4% due 1997                                 150,000
   6-1/2% due 1997                                 150,000           150,000
   6-1/2% due 1997                                 150,000
   5-1/2% due 1998                                 150,000           150,000
   8-1/2% due 1998                                 100,000           100,000
   6.20 % due 1999                                  75,000            75,000
   6-1/4% due 1999                                 150,000
   6-7/8% due 1999                                 100,000           100,000
   5-1/8% due 2000                                 150,000           150,000
   6-7/8% due 2000                                 150,000
   7-3/4% due 2001                                 100,000
   7.95 % due 2002                                 100,000           100,000
   6-1/8% due 2003                                 150,000           150,000
   7    % due 2003                                 150,000           150,000
   6    % due 2004                                 150,000

            Total senior - United States         2,600,000         2,380,000

Senior - Canada:
   5.40 % due 1996                                   7,135
   5.96 % due 1996                                  21,405            22,692
   8.26 % due 1996                                  14,270
   6.25 % due 1998                                  71,350            75,640
   8.65 % due 1998                                   3,567
   8.50 % due 1999                                  53,513

            Total senior - Canada                  171,240            98,332

            Total senior                         2,771,240         2,478,332

                          NORWEST FINANCIAL, INC.

6.  Long-term Debt, Continued:

Long-term debt outstanding, continued:

                                                        December 31,

(In Thousands)                                      1994              1993

Senior subordinated:
   9.16 % due 1994                              $                 $    7,500
   9.55 % due 1994                                                     5,000
   9.63 % due 1995                                  20,000            20,000
   8.375% due 1996                                  25,000            25,000
   9-5/8% due 1998                                  50,000            50,000
   Medium-term notes*                              200,000           155,000

         Total senior subordinated                 295,000           262,500


Other                                               26,383               860

Total long-term debt outstanding                $3,092,623        $2,741,692

* Medium-term notes outstanding have maturities ranging from 1995 to 1997 with interest rates from 4.85% to 8.78%.

Other debt represents senior debt secured by lease receivables and related equipment under lease. At December 31, 1994, other debt had a weighted average rate of 9.0% and a final contractual maturity in 1998.

Contractual maturities of long-term debt for the years 1995 through 1999 are $255,000,000; $457,809,000; $654,671,000; $396,592,000; and $378,513,000,
respectively.

                          NORWEST FINANCIAL, INC.

7.   Interest and Debt Expense.

Interest and debt expense is summarized as follows:

                                               Years Ended December 31,

(In Thousands)                              1994         1993         1992

Short-term - affiliates                   $    626     $  4,626     $  1,432
Short-term - commercial paper & other       54,027       44,282       36,271
Long-term                                  200,245      188,422      193,090
Amortization of debt expense                 4,707        5,110        5,544

Total interest and debt expense           $259,605     $242,440     $236,337


8.   Operations by Country.

The following is a summary of total income, earnings before income taxes, and total assets by country:

(In Thousands)                         1994          1993          1992

Total income:
  United States                     $1,050,069    $  955,786    $  908,773
  Canada                               125,216       123,933        15,575
    Total                           $1,175,285    $1,079,719    $  924,348

Earnings before income taxes:
  United States                     $  303,817    $  267,982    $  245,846
  Canada                                36,423        39,543         2,692
    Total                           $  340,240    $  307,525    $  248,538

Total assets at December 31:
  United States                     $5,655,594    $4,825,416    $4,403,538
  Canada                               469,148       436,183       400,524
    Total                           $6,124,742    $5,261,599    $4,804,062

Effective November 17, 1992, the Company expanded its consumer finance operations into Canada with the purchase of the consumer finance business of Trans Canada Credit Corporation Limited. This acquisition was accounted for as a purchase and, accordingly, Norwest Financial's financial statements were not restated to reflect the accounts and operations of this business prior to acquisition.


9.   Leased Assets and Lease Commitments.

Lease terms are generally for three to seven years. Commitments at December 31, 1994, under operating leases having initial or remaining lease terms in excess of one year are estimated to approximate $29 million.

                          NORWEST FINANCIAL, INC.

10.  Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $116 million of consolidated retained earnings was unrestricted at December 31, 1994.


11.  Income Taxes.

The Company and its subsidiaries are included in the consolidated federal income tax return of Norwest Corporation. Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis. The current income taxes payable included in other payables to affiliates was $4.7 million and $3.4 million at December 31, 1994, and 1993, respectively. The Company's Canadian subsidiaries file separate federal and provincial returns in Canada.

At December 31, 1994, no federal income taxes had been provided on approxi-

mately $23 million of the United States life insurance subsidiary's retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws. The life insurance subsidiary does not contemplate distributing dividends from these retained earnings. The amount of unrecognized deferred tax liability at December 31, 1994, was $7.8 million.

                          NORWEST FINANCIAL, INC.

11.  Income Taxes, Continued:

Income taxes for the years 1994, 1993, and 1992 are composed of the following elements:

                                            Years Ended December 31,

(In Thousands)                       1994            1993            1992

Current:
  Federal                          $113,168        $ 97,800         $86,691
  State                               2,625           3,044           3,049
  Foreign                            11,601           3,733              59
Deferred:
  Federal and state                 (13,572)        (13,818)         (6,443)
  Foreign                             3,078          13,469             978

Total income taxes                 $116,900        $104,228         $84,334

Income before income taxes from operations outside the United States was $33.4 million and $39.1 million for the years ended December 31, 1994 and 1993, respectively. Such income was not material for the year ended December 31, 1992.

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

                          NORWEST FINANCIAL, INC.

12.  Retirement Plans, continued.

The Plan's funded status and reconciliation to the balance sheet is presented below:

                                                     Years Ended December 31,
(In Thousands)                                         1994            1993

Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $33,003 and $28,364 at
    December 31, 1994, and 1993, respectively        $(40,947)       $(35,678)


  Projected benefit obligation for service
    rendered to-date                                 $(63,248)       $(56,157)
Plan assets at fair value*                             62,545          51,215
Plan assets less than projected
  benefit obligation                                     (703)         (4,942)
Unrecognized net asset at January 1, 1986,
  being amortized over 15 years                          (607)           (709)
Unrecognized prior service costs                       (1,349)         (1,070)
Unrecognized net loss from past experience
  different from that assumed and effects
  of changes in assumptions                            12,509          13,399

Prepaid pension cost at December 31                  $  9,850        $  6,678

* Consists primarily of marketable bonds and debentures and obligations of the United States Government and its agencies and includes $252,000 and $270,000 of debt securities issued by the Company at December 31, 1994, and 1993, respectively.

Assumptions used in the accounting were:
                                                          As of December 31,

                                                          1994          1993

Weighted average discount rate                            7.0%          7.0%
Expected long-term rate of return on assets               6.0           6.0
Rate of increase in future compensation levels            6.0           6.0

                          NORWEST FINANCIAL, INC.

12.  Retirement Plans, Continued:

The components of net pension cost in the United States for 1994, 1993, and 1992 are presented below:

                                                    Years Ended December 31,

(In Thousands)                                     1994       1993       1992
Service cost - benefits earned during the year    $3,216     $2,292     $1,478
Interest cost on projected benefit obligation      4,168      3,571      2,895
Actual return on plan assets                      (1,912)    (3,760)    (3,059)
Net amortization and deferral*                     1,602      2,081       (214)

Net periodic pension cost                         $7,074     $4,184     $1,100

* Consists of the net effects of delayed recognition of certain events (for example, unanticipated investment performance) arising during the current period and amortization (recognition) of the net unrecognized effects of past similar events over a five year period.

The Plan holds single premium annuity contracts issued by one of the Company's life insurance subsidiaries. Annual benefits paid to retirees covered by the contracts were approximately $1.9 million in 1994 and $2.0 million in 1993.

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

                          NORWEST FINANCIAL, INC.

12.     Retirement Plans, Continued:

Under the agreement for the acquisition by TCC of the consumer finance business of Trans Canada Credit Corporation Limited and its affiliates (the "Predecessor Employers"), TCC was required to establish the TCC Plan, which is substantially similar to the pension plan maintained by the Predecessor Employers, and the TCC Plan is required to assume the accrued benefit obligations of the TCC employees and retirees who had previous service with the Predecessor Employers. Such agreement also requires the Predecessor Employers to cause their pension plan to transfer assets to the TCC Plan equal in value to the amount of the transferred accrued benefit obligations plus a ratable portion of the surplus attributable to such employees. Transfer of such assets and liabilities to the TCC Plan from the Predecessor Employers' pension plan is subject to the receipt of applicable governmental approvals. Upon the completion of the transfer of such assets and liabilities to it, the TCC Plan will be adequately funded. Expense for the TCC Plan was $1,360,000 in 1994 and none in 1993. No contribution was required in 1994 and 1993.

The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%. The Company makes a matching contribution of $.25 for every $1.00 of the basic employee contribution made during the year and not withdrawn. The Company may also make a profit sharing contribution on the basic employee contribution with the amount determined by the percentage return on consolidated equity (as defined) of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the Company was $11,500,000, $9,330,000, and $7,912,000 for the years ended December 31, 1994, 1993, and
1992, respectively.


13.  Postretirement Benefits.

The Company provides certain health care and life benefits for substantially all of its retired United States employees. Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. In 1992, the Company recognized $661,000 as an expense for postretirement health care and life insurance benefits.

SFAS 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize this obligation of approximately $22.2 million over a period of twenty years. The Company's cash flows are not affected by implementation of this Statement, however, implementation decreased income before taxes by $4.9 million in 1994 and $4.0 million in 1993.

                          NORWEST FINANCIAL, INC.

13.     Postretirement Benefits, Continued:

The plan's accumulated postretirement benefit obligation and reconciliation to the balance sheet is presented below:

(In thousands)                                    Years ended December 31,

                                                     1994           1993
      Retirees                                     $ (8,233)      $ (8,916)
      Fully eligible plan participants                  (48)           (81)
      Other active plan participants                (22,129)       (21,314)

                                                    (30,410)       (30,311)

      Unrecognized transition obligation             20,012         21,124
      Unrecognized net loss                           1,532          5,185

      Accrued postretirement benefit liability     $ (8,866)      $ (4,002)

The Company has not funded any part of the accumulated postretirement benefit obligation.

Net postretirement benefit cost consisted of the following components:

(In thousands)                                    Years ended December 31,

                                                     1994           1993
      Service cost - benefits earned
        during the year                            $  2,085       $  1,570
      Interest cost on accumulated
        postretirement benefit obligation             2,018          1,882
      Amortization of transition obligation           1,112          1,112
      Amortization of unrecognized net loss             383

                                                   $  5,598       $  4,564

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1994 was 12% for 1995 decreasing each successive year until it reaches 8% in 1999, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $5.7 million and net postretirement benefit cost by $1.1 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% at both December 31, 1994, and December 31, 1993.

                          NORWEST FINANCIAL, INC.

14.  Summary of Operating Expenses.

Following is a summary of operating expenses for the years 1994, 1993, and 1992:

                                               Years Ended December 31,

(In Thousands)                           1994           1993           1992

Salaries                               $195,903       $179,185       $147,927
Other employee benefits                  37,649         29,951         21,044
Depreciation and amortization            27,339         26,086         21,668
Rent - real estate leases                22,686         20,854         16,919
Payroll taxes                            16,360         14,129         11,862
Data and voice communication             15,884         14,331         11,226
Collection and credit information        14,343         13,765         11,845
Advertising                              12,731         11,137         11,284
Postage                                  11,912         11,218         10,512
Travel                                    8,646         10,319          7,225
Retirement plan                           8,434          4,184          1,100
Stationery and supplies                   7,319          6,694          4,806
Taxes other than income taxes             6,656          5,636          5,207
Rent - data processing
  equipment leases                        6,556          9,585          7,703
Equipment repairs and maintenance         4,929          4,645          4,909
Management fees paid to Norwest
  Corporation                             2,321          2,199          1,807
Other                                    34,715         34,750         28,296

Total operating expenses               $434,383       $398,668       $325,340


15.  Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

                                               Years Ended December 31,

(In Thousands)                           1994            1993           1992

Cash paid for:
     Interest                          $242,386        $235,432       $232,949
     Income taxes                       118,907         130,872         74,752

                          NORWEST FINANCIAL, INC.

16.  Concentrations of Credit Risk.

The Company and its subsidiaries are primarily engaged in the consumer finance business. The average balance outstanding with any individual customer is not significant. At December 31, 1994, the Company had 942 consumer finance offices in 45 states, Guam, and all ten Canadian provinces compared with 942 consumer finance offices in 46 states and ten Canadian provinces at December 31, 1993. Credit cards are issued by Dial Bank to customers located in 46 states; all 45 states where the Company and its subsidiaries have consumer finance branches and one additional state where consumer finance branches of an affiliate are located. Insurance premium financing is provided for liability and material damage auto insurance in California, Arizona, and 10 states located throughout the southeastern United States.

A subsidiary of the Company also provides accounts receivable financing primarily to high quality furniture stores across the country. In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on health care equipment.


17.  Selected Quarterly Financial Data (Unaudited).

Selected quarterly financial data for 1994 and 1993 were as follows:

(In Thousands)                       Interest     Provision
                         Total       and Debt     for Credit
Quarter Ended            Income      Expense        Losses       Net Earnings

March 31, 1993          $262,555      $62,877       $26,845         $43,572

June 30, 1993            267,473       59,644        23,926          50,218

September 30, 1993       272,052       57,987        24,930          54,574

December 31, 1993        277,639       61,932        23,479          54,933

March 31, 1994           279,695       60,419        25,146          52,148

June 30, 1994            287,181       63,568        25,932          52,391

September 30, 1994       297,284       67,076        28,263          54,303

December 31, 1994        311,125       68,542        29,529          64,498

                          NORWEST FINANCIAL, INC.

18.  Fair Value of Financial Instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents. Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying value of cash and cash equivalents is a reasonable estimate of fair value.

Marketable Securities. Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets (note 2).

Finance Receivables and Notes Receivable - Affiliates. The interest rates on the receivables outstanding at December 31, 1994, and 1993, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value.

Loans Payable - Short-term and Accrued Interest Payable. Carrying value is a reasonable estimate of fair value. The carrying amount approximates fair value due to the short maturity of these instruments.

Other Payables to Affiliates. Due to the relatively short period of time between the origination of these instruments and the expected realization, the carrying value of other payables to affiliates is a reasonable estimate of fair value.

Long-term Debt. Based on quoted market rates for the same or similar issues or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $2,922,103,000 as of December 31, 1994 and $2,828,237,000 as of December 31, 1993.


19.  Notes Receivable - Affiliates.

Notes receivable from affiliates were $376,886,000 and $33,875,000 at December 31, 1994, and 1993, respectively. Notes receivable - affiliates include a combination of short-term and long-term notes receivable. The notes earn interest at rates that approximate the cost of borrowings of the Company.

                          NORWEST FINANCIAL, INC.

           Notes to Consolidated Financial Statements, Concluded


20.  Subsequent Events.

Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank. These capital contributions to the Company have been accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated. Community Credit Co. is primarily engaged in automobile and consumer finance and had 55 branch offices and assets of $213.6 million at January 1, 1995. Community Credit Co. was acquired by Norwest Corporation in March 1994 and immediately contributed to the Parent. Net earnings from the acquisition date to December 31, 1994 were $6.3 million. Dial National Bank is primarily engaged in credit card business and had assets of $112.2 million at January 1, 1995, and net earnings of $4.0 million for the year ended December 31, 1994.

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

Omitted in accordance with General Instruction J(2)(c).


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

(1) Financial Statements:

    a.   Consolidated balance sheets as of December 31, 1994, and 1993.

    b. Statements of consolidated earnings and retained earnings for the years ended December 31, 1994, 1993, and 1992.

    c. Statements of consolidated cash flows for the years ended December 31, 1994, 1993, and 1992.


(2) Financial Statement Schedules:

    All schedules are omitted because they are not applicable or the information is given in consolidated financial statements or notes thereto.

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

    4(f) Conformed copy of Indenture dated as of November 1, 1991, between the Company and The First National Bank of Chicago, Trustee (Exhibit 2(a) of the Company's Form 8-A Registration Statement dated May 24, 1993, which is hereby incorporated by reference).

    *(12) Computation of ratios of earnings to fixed charges for the years ended December 31, 1994, 1993, 1992, 1991, and 1990.

    *(23)     Consent of Deloitte & Touche LLP.

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

*Filed herewithin.

(b) Reports on Form 8-K.

    One report on Form 8-K was filed during the last quarter of the period covered by this report. Accordingly, the following information is furnished:

    A Form 8-K Current Report dated November 8, 1994, was filed (i) to report, pursuant to Item 5 (Other Events), the commencement of Norwest Financial, Inc.'s medium-term note program and the execution and delivery of a distribution agreement in connection therewith, and (ii) to effect the filing under the Securities Exchange Act of 1934, as amended, pursuant to
    Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), of such agreement, the forms of medium-term notes, and a related opinion and related consents, for incorporation by reference into Norwest Financial, Inc.'s Registration Statement on Form S-3, Registration 33-52157.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 1995.

                                         NORWEST FINANCIAL, INC.


                                         By        \s\James R. Berens
                                                      James R. Berens
                                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 10th day of March 1995.


           \s\David C. Wood
              David C. Wood
           Chairman of the Board
      (Principal Executive Officer)


         \s\James R. Berens
            James R. Berens
         President and Director


      \s\Patricia J. McFarland
         Patricia J. McFarland
  Vice President, General Counsel and
         Secretary and Director


         \s\Stanley S. Stroup
            Stanley S. Stroup
                Director


         \s\Alfred Z. Winick
            Alfred Z. Winick
   Senior Vice President and Director


          \s\Dennis E. Young
             Dennis E. Young
   Senior Vice President and Treasurer
              and Director
      (Principal Financial Officer)


         \s\Robert W. Bettle
            Robert W. Bettle
      Vice President and Controller
     (Principal Accounting Officer)