Form 10-Q
period 1995-03-31
NORWEST FINANCIAL INC
filed 1995-05-10
CIK 708481

                                 Form 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                     Quarterly Report Under Section 13
                  of the Securities Exchange Act of 1934




For Quarter Ended       March 31, 1995       Commission file number  2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of May 1, 1995.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      PART I.  FINANCIAL INFORMATION

                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)



                                              March 31,     December 31,

         Assets                                 1995            1994

Cash and cash equivalents                    $  106,584      $   63,496

Marketable securities                           637,682         570,314



Finance receivables:
  Consumer:
    Loans                                     2,990,646       2,854,971
    Sales finance                             1,314,078       1,225,389
    Other                                       367,508         258,469
  Commercial                                    495,655         500,270

      Total finance receivables               5,167,887       4,839,099

  Less allowance for credit losses              144,268         135,952

            Finance receivables - net         5,023,619       4,703,147



Notes receivable - affiliate                    144,483         376,886



Property and equipment (at cost, less
  accumulated depreciation of $85,098
  for 1995 and $81,030 for 1994)                 59,195          58,342

Deferred income taxes                            57,405          63,387

Other assets                                    162,599         289,170


            Total assets                     $6,191,567      $6,124,742





See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

                  Consolidated Balance Sheets (Unaudited)

                          (Thousands of Dollars)



                                              March 31,     December 31,
            Liabilities and
         Stockholder's Equity                   1995            1994

Loans payable - short-term:
  Commercial paper                           $1,201,138      $1,549,067
  Affiliates                                     38,929          35,946
  Other                                                         201,977
Unearned insurance premiums and commissions     129,587         128,812
Insurance claims and policy reserves             34,174          32,287
Accrued interest payable                         66,733          53,759
Other payables to affiliates                     25,734           4,705
Other liabilities                               181,747         208,498

Long-term debt:
  Senior                                      3,311,059       2,797,623
  Subordinated                                  300,750         295,000

      Total long-term debt                    3,611,809       3,092,623

      Total liabilities                       5,289,851       5,307,674





Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                         3,855           3,855
  Additional paid in capital                     90,766          71,413
  Retained earnings (note 2)                    817,402         764,295
  Foreign currency translation adjustment        (7,911)         (8,029)
  Net unrealized holding loss on
    marketable securities                        (2,396)        (14,466)


            Total stockholder's equity          901,716         817,068

      Total liabilities and
      stockholder's equity                   $6,191,567      $6,124,742





See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

              Statements of Consolidated Earnings (Unaudited)

                          (Thousands of Dollars)




                                                Three Months Ended March 31,

                                                  1995                1994

Income:

  Finance charges and interest                  $268,075            $232,875

  Insurance premiums and commissions              27,817              24,128

  Other income (note 3)                           26,383              22,692

         Total income                            322,275             279,695



Expenses:

  Operating expenses                             114,224             106,703

  Interest and debt expense                       79,431              60,419

  Provision for credit losses                     30,314              25,146

  Insurance losses and loss expenses               9,553               7,170

         Total expenses                          233,522             199,438

         Earnings before income taxes             88,753              80,257

Income taxes                                      31,776              28,109

         Net earnings                           $ 56,977            $ 52,148












See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

              Statements of Consolidated Cash Flows (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                            (Thousands of Dollars)

                                                Three Months Ended March 31,

                                                     1995            1994
Cash flows from operating activities:
  Net earnings                                   $   56,977      $   52,148
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                    30,314          25,146
      Depreciation and amortization                   6,364           7,000
      Deferred income taxes                           3,054          (6,636)
      Other assets                                    3,016          (2,143)
      Unearned insurance premiums
        and commissions                                (778)          1,959
      Insurance claims and policy reserves              970             598
      Accrued interest payable                       12,197          12,880
      Other payables to affiliates                   18,564          44,836
      Other liabilities                             (32,228)         (6,453)

Net cash flows from operating activities             98,450         129,335

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         1,208,168       1,105,532
      Receivables originated or purchased        (1,273,225)     (1,135,518)
  Proceeds from sales of marketable securities        8,612          20,277
  Proceeds from maturities of
    marketable securities                            12,375          45,837
  Purchase of marketable securities                 (37,422)        (84,259)
  Net additions to property and equipment            (3,004)         (4,418)
  Net decrease in note receivable - affiliate        51,197          30,922
  Contributed subsidiaries received, net of
    cash and cash equivalents                         2,477
  Other                                             122,421          33,621

Net cash flows from investing activities             91,599          11,994

Cash flows from financing activities:
  Net decrease in loans payable - short-term       (546,923)       (221,987)
  Proceeds from issuance of long-term debt:
    Senior                                          450,000         307,409
    Subordinated                                                     20,000
  Repayments of long-term debt:
    Senior                                              (38)       (154,984)
  Dividends paid                                    (50,000)        (40,000)

Net cash flows from financing activities           (146,961)        (89,562)

Net increase in cash and cash equivalents            43,088          51,767

Cash and cash equivalents beginning of period        63,496          80,762

Cash and cash equivalents end of period          $  106,584      $  132,529

See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

          Notes to Consolidated Financial Statements (Unaudited)



The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1994 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included.


1.    Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation.


2.    Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instru-ments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $216 million of consolidated retained earnings was unrestricted at March 31, 1995.


3.    Interest Income from Marketable Securities and Cash Equivalents.

Interest and dividends from marketable securities and cash equivalents were $11.6 million and $8.5 million for the quarters ended March 31, 1995 and 1994, respectively.


4.  Statements of Consolidated Cash Flows

Effective January 1, 1995, Norwest Financial Services, Inc. made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank. These capital contributions have been accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated. Community Credit Co. and Dial National Bank had assets of $326,491,000 and liabilities of $261,345,000 at the time of the contribution.


5.    Reclassifications.

Certain amounts in the 1994 financial statements have been reclassified to conform to the presentation used in the 1995 financial statements.

                        NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations



Effective January 1, 1995, Norwest Financial Services, Inc. made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated.

Norwest Financial's total income (revenue) increased 15% for the first three months ($322.3 million in the first three months of 1995 compared with $279.7 million in the first three months of 1994). Total income increased 10% excluding the Contributed Subsidiaries.

Income from finance charges and interest also increased 15% for the first three months ($268.1 million in the first three months of 1995 compared with $232.9 million in the first three months of 1994). Income from finance charges and interest increased 9% excluding the Contributed Subsidiaries. Changes in income from finance charges and interest result primarily from
(1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first three months of 1995 increased 15% from the first three months of 1994; average consumer receivables outstanding increased 17% while average commercial receivables outstanding remained the same.

                                              Three Months Ended March 31,

Rate of charge on finance receivables:             1995       1994

      Consumer                                     21.47%     21.66%
      Commercial                                   14.85      14.22
      Total                                        20.83      20.83

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding. The increase in average finance receivables was due primarily to regular business activity combined with the increase due to the Contributed Subsidiaries. Excluding the Contributed Subsidiaries, average finance receivables increased 8%.

Insurance premiums and commissions increased 15% ($27.8 million in the first three months of 1995 compared with $24.1 million in the first three months of 1994). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 11% in the first three months of 1995 compared with the first three months of 1994. Insurance losses and loss expenses increased 33% ($9.6 million in the first three months of 1995 compared with $7.2 million in the first three months of 1994). Insurance losses and loss expenses were lower in 1994 due to a change in Canadian reinsurance agreements. The Contributed Subsidiaries did not have a significant effect on insurance premiums and commissions and insurance losses and loss expenses.

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Continued


Other income increased 16% ($26.4 million in the first three months of 1995 compared with $22.7 million in the first three months of 1994). An increase in investment income accounted for the majority of the increase. Other income would have increased 12% excluding the Contributed Subsidiaries.

Operating expenses increased 7% ($114.2 million in the first three months of 1995 compared with $106.7 million in the first three months of 1994). Operating expenses increased 3% excluding the Contributed Subsidiaries.

Interest and debt expense increased 31% ($79.4 million in the first three months of 1995 compared with $60.4 million in the first three months of
1994). Interest and debt expense would have increased 24% excluding the Contributed Subsidiaries. Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first three months of 1995 including borrowing from affiliates increased 17% from the first three months of 1994.

                                             Three Months Ended March 31,

Costs of funds:                                    1995       1994

      Short-term                                   6.27%      3.59%
      Long-term                                    6.96       7.07
      Total                                        6.75       6.02

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding. Average finance receivables increased 15% from the first three months of 1994.

Provision for credit losses increased 21% ($30.3 million in the first three months of 1995 compared with $25.1 million in the first three months of
1994). Provision for credit losses increased 16% excluding the Contributed Subsidiaries. Net write-offs as a percentage of average net receivables outstanding increased to .57% in the first three months of 1995 compared with .54% in the first three months of 1994.

Federal and state income taxes increased 13% ($31.8 million in the first three months of 1995 compared with $28.1 million in the first three months of 1994). The increase was due primarily to the increase in earnings before income taxes. The effective tax rate was 35.8% for the first three months of 1995 and 35.0% the first three months of 1994.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At March 31, 1995, lines of credit and revolving credit agreements totaling $1,148 million were being maintained at 34 unaffiliated banks. None of this credit was in use at the time.

                          NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Concluded



The Company and one of its Canadian subsidiaries obtain long-term debt capital primarily from (i) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (ii) the issuance of debt securities to institutional investors, and (iii) term borrowings from commercial banks. The Company also obtains long-term debt from the issuance of medium-term notes (which may have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal).

Norwest Financial anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest received on Norwest Financial's finance receivables.

                        PART II.  OTHER INFORMATION

                          NORWEST FINANCIAL, INC.


Item 5.  Other Information.

                    RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

    Three Months Ended                   Years Ended December 31,
      March 31, 1995               1994    1993    1992    1991    1990

            2.08                   2.26    2.22    2.02    1.74    1.70


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for
                    the years ended December 31, 1994, 1993, 1992, 1991 and
                    1990 and the three months ended March 31, 1995.

(b) Reports on 8-K.

    No reports on Form 8-K were filed during the quarter for which this report is filed.


                            S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORWEST FINANCIAL, INC.

Date:  May 1, 1995




                                  By
                                              Robert W. Bettle
                                        Vice President and Controller
                                        (Principal Accounting Officer)