Form 10-Q
period 1995-06-30
NORWEST FINANCIAL INC
filed 1995-08-04
CIK 708481

                            Form 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                Quarterly Report Under Section 13
              of the Securities Exchange Act of 1934




For Quarter Ended        June 30, 1995       Commission file number  2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of August 1, 1995.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                  PART I.  FINANCIAL INFORMATION

                     NORWEST FINANCIAL, INC.

             Consolidated Balance Sheets (Unaudited)

                      (Thousands of Dollars)



                                               June 30,     December 31,

         Assets                                 1995            1994

Cash and cash equivalents                    $  141,012      $   63,496

Marketable securities                           684,537         570,314



Finance receivables:
  Consumer:
    Loans                                     3,080,455       2,854,971
    Sales finance                             1,377,249       1,225,389
    Other                                       368,771         258,469
  Commercial                                    500,099         500,270

      Total finance receivables               5,326,574       4,839,099

  Less allowance for credit losses              147,838         135,952

            Finance receivables - net         5,178,736       4,703,147



Notes receivable - affiliates                   626,054         376,886



Property and equipment (at cost, less
  accumulated depreciation of $88,336
  for 1995 and $81,030 for 1994)                 64,203          58,342

Deferred income taxes                            51,077          63,387

Other assets                                    159,743         289,170


            Total assets                     $6,905,362      $6,124,742





See accompanying notes to consolidated financial statements.

                     NORWEST FINANCIAL, INC.

             Consolidated Balance Sheets (Unaudited)

                      (Thousands of Dollars)



                                              June 30,      December 31,
            Liabilities and
         Stockholder's Equity                   1995            1994

Loans payable - short-term:
  Commercial paper                           $1,569,400      $1,549,067
  Affiliates                                                     35,946
  Other                                          10,317         201,977
Unearned insurance premiums and commissions     139,763         128,812
Insurance claims and policy reserves             35,363          32,287
Accrued interest payable                         73,152          53,759
Other payables to affiliates                      3,136           4,705
Other liabilities                               215,494         208,498

Long-term debt:
  Senior                                      3,638,167       2,797,623
  Subordinated                                  270,750         295,000

      Total long-term debt                    3,908,917       3,092,623

      Total liabilities                       5,955,542       5,307,674





Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                         3,855           3,855
  Additional paid in capital                     90,766          71,413
  Retained earnings (note 2)                    851,158         764,295
  Foreign currency translation adjustment        (6,014)         (8,029)
  Net unrealized holding gain (loss)
    on marketable securities                     10,055         (14,466)


            Total stockholder's equity          949,820         817,068

      Total liabilities and
      stockholder's equity                   $6,905,362      $6,124,742





See accompanying notes to consolidated financial statements.

                     NORWEST FINANCIAL, INC.

         Statements of Consolidated Earnings (Unaudited)

                      (Thousands of Dollars)


                                                Quarter Ended June 30,      Six Months Ended June 30,

                                                  1995         1994            1995           1994
Income:

  Finance charges and interest                  $275,351      $237,372        $543,426       $470,247

  Insurance premiums and commissions              30,331        26,250          58,148         50,378

  Other income (note 3)                           48,309        23,559          74,692         46,251

         Total income                            353,991       287,181         676,266        566,876



Expenses:

  Operating expenses                             114,263       108,868         228,487        215,571

  Interest and debt expense                       92,545        63,568         171,976        123,987

  Provision for credit losses                     31,497        25,932          61,811         51,078

  Insurance losses and loss expenses               8,639         7,884          18,192         15,054

         Total expenses                          246,944       206,252         480,466        405,690

         Earnings before income taxes            107,047        80,929         195,800        161,186

Income taxes                                      38,291        28,538          70,067         56,647

         Net earnings                           $ 68,756      $ 52,391        $125,733       $104,539











See accompanying notes to consolidated financial statements.

                       NORWEST FINANCIAL, INC.

           Statements of Consolidated Cash Flows (Unaudited)
           Increase (Decrease) in Cash and Cash Equivalents

                        (Thousands of Dollars)

                                                  Six Months Ended June 30,

                                                     1995            1994
Cash flows from operating activities:
  Net earnings                                   $  125,733      $  104,539
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                    61,811          51,078
      Depreciation and amortization                  12,837          14,035
      Deferred income taxes                           2,540          (8,343)
      Other assets                                    5,866         (19,558)
      Unearned insurance premiums
        and commissions                               9,398           9,005
      Insurance claims and policy reserves            2,159             942
      Accrued interest payable                       18,616           4,578
      Other payables to affiliates                   (4,034)          4,585
      Other liabilities                               1,519           9,439

Net cash flows from operating activities            236,445         170,300

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         2,408,966       2,246,694
      Receivables originated or purchased        (2,660,637)     (2,425,329)
  Proceeds from sales of marketable securities       34,531          39,470
  Proceeds from maturities of
    marketable securities                            17,497          68,353
  Purchase of marketable securities                 (96,025)       (151,475)
  Net additions to property and equipment           (11,584)         (7,848)
  Net increase in notes receivable - affiliates    (430,374)        (93,031)
  Contributed subsidiaries received, net of
    cash and cash equivalents                         2,477
  Other                                             124,520          95,404

Net cash flows from investing activities           (610,629)       (227,762)

Cash flows from financing activities:
  Net decrease in loans payable - short-term       (207,273)        (77,716)
  Proceeds from issuance of long-term debt:
    Senior                                          779,411         675,892
    Subordinated                                                     45,000
  Repayments of long-term debt:
    Senior                                           (5,438)       (505,077)
    Subordinated                                    (30,000)         (5,000)
  Dividends paid                                    (85,000)        (72,368)

Net cash flows from financing activities            451,700          60,731

Net increase in cash and cash equivalents            77,516           3,269

Cash and cash equivalents beginning of period        63,496          80,762

Cash and cash equivalents end of period          $  141,012      $   84,031

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

2.    Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $99 million of consolidated retained earnings was unrestricted at June 30, 1995.

3.    Other Income.

Income from affiliates was $15.2 million and zero for the quarters ended June 30, 1995 and 1994, respectively, and $17.1 million and zero for the six months ended June 30, 1995 and 1994, respectively.

Interest and dividends from marketable securities and cash equivalents were $13.0 million and $9.6 million for the quarters ended June 30, 1995 and 1994, respectively, and $24.6 million and $18.1 million for the six months ended June 30, 1995 and 1994, respectively.

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

                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations



Norwest Financial's performance for the second quarter of 1995 closely paralleled performance for the first six months of 1995. The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

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

Norwest Financial's total income (revenue) increased 19% for the first six months ($676.3 million in the first six months of 1995 compared with $566.9 million in the first six months of 1994). Total income increased 13% excluding the Contributed Subsidiaries.

Income from finance charges and interest increased 16% for the first six months ($543.4 million in the first six months of 1995 compared with $470.2 million in the first six months of 1994). Income from finance charges and interest increased 9% excluding the Contributed Subsidiaries. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 1995 increased 16% from the first six months of 1994; average consumer receivables outstanding increased 17% while average commercial receivables outstanding increased 3%.

                                              Six Months Ended June 30,

Rate of charge on finance receivables:             1995       1994

      Consumer                                     21.60%     21.76%
      Commercial                                   14.77      14.19
      Total                                        20.95      20.94

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding. The increase in average finance receivables was due primarily to regular business activity combined with the increase due to the Contributed Subsidiaries. Excluding the Contributed Subsidiaries, average finance receivables increased 9%.

                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations, Continued



Insurance premiums and commissions increased 15% ($58.1 million in the first six months of 1995 compared with $50.4 million in the first six months of
1994). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 11% in the first six months of 1995 compared with the first six months of 1994. Insurance losses and loss expenses increased 21% ($18.2 million in the first six months of 1995 compared with $15.1 million in the first six months of 1994). Insurance losses and loss expenses were lower in 1994 due to a change in Canadian reinsurance agreements. The Contributed Subsidiaries did not have a significant effect on insurance premiums and commissions and insurance losses and loss expenses.

Other income increased 61% ($74.7 million in the first six months of 1995 compared with $46.3 million in the first six months of 1994). Other income would have increased 57% excluding the Contributed Subsidiaries. Income from affiliates combined with an increase in investment income accounted for the majority of the increase. Income from affiliates was $17.1 million in the first six months of 1995 compared with zero in the first six months of 1994. Income from affiliates corresponds with the increase in notes receivable - affiliates. Effective May 4, 1995, Norwest Financial, Inc. agreed to lend $500 million to an affiliate, Island Finance Puerto Rico, Inc. This debt has a weighted average interest rate of 8.80% and matures in 2000. Other income increased 105% in the second quarter of 1995 compared with the second quarter of 1994 ($48.3 million compared with $23.6 million). The increase was due primarily to a $15.2 million increase in income from affiliates and a $3.4 million increase in investment income.

Operating expenses increased 6% ($228.5 million in the first six months of 1995 compared with $215.6 million in the first six months of 1994). Operating expenses increased 1% excluding the Contributed Subsidiaries.

Interest and debt expense increased 39% ($172.0 million in the first six months of 1995 compared with $124.0 million in the first six months of 1994).
Interest and debt expense would have increased 31% excluding the Contributed Subsidiaries. Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and notes receivable - affiliates and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first six months of 1995 increased 22% from the first six months of 1994.

                                              Six Months Ended June 30,

Costs of funds:                                    1995       1994

      Short-term                                   6.31%      3.97%
      Long-term                                    7.00       6.98
      Total                                        6.79       6.13

                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations, Concluded



The change in average debt outstanding results primarily from the change in average finance receivables outstanding and average notes receivable from affiliates. Average finance receivables increased $697 million or 16% from the first six months of 1994. Average notes receivable from affiliates increased by $269 million from the first six months of 1994.

Provision for credit losses increased 21% ($61.8 million in the first six months of 1995 compared with $51.1 million in the first six months of 1994). Provision for credit losses increased 16% excluding the Contributed Subsidiaries. Net write-offs as a percentage of average net receivables outstanding increased to 1.12% in the first six months of 1995 compared with 1.02% in the first six months of 1994.

Federal and state income taxes increased 24% ($70.1 million in the first six months of 1995 compared with $56.6 million in the first six months of 1994). The increase was due primarily to the increase in earnings before income taxes. The effective tax rate was 35.8% for the first six months of 1995 and 35.1% for the first six months of 1994. Federal and state income taxes increased 34% ($38.3 million in the quarter ended June 30, 1995 compared with $28.5 million in the quarter ended June 30, 1994). The increase in the second quarter was also due primarily to the increase in earnings before income taxes. The effective tax rate was 35.8% for the quarter ended June 30, 1995, and 35.3% for the quarter ended June 30, 1994.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At June 30, 1995, lines of credit and revolving credit agreements totaling $1,216 million were being maintained at 35 unaffiliated banks. None of this credit was in use at the time.

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

                   PART II.  OTHER INFORMATION

                     NORWEST FINANCIAL, INC.


Item 5.  Other Information.

               RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

     Six Months Ended                    Years Ended December 31,
       June 30, 1995               1994    1993    1992    1991    1990

            2.11                   2.26    2.22    2.02    1.74    1.70


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for the years ended December 31, 1994, 1993, 1992, 1991 and 1990
                    and the six months ended June 30, 1995.

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

Date: August 1, 1995




                                  By       \s\Robert W. Bettle
                                              Robert W. Bettle
                                        Vice President and Controller
                                        (Principal Accounting Officer)