Form 10-Q
period 1995-09-30
NORWEST FINANCIAL INC
filed 1995-11-02
CIK 708481

                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934




For Quarter Ended  September 30, 1995       Commission file number  2-80466
                   ------------------------                        ---------



                          Norwest Financial, Inc.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Iowa                                    42 1186565
----------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)




   206 Eighth Street, Des Moines, Iowa                      50309
----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code    (515) 243-2131
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X .  No     .
                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of November 1, 1995.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PART I.  FINANCIAL INFORMATION

                             NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets (Unaudited)

                             (Thousands of Dollars)


                                           September 30,     December 31,
                                           -------------     ------------

         Assets                                 1995            1994
         ------                                 ----            ----
Cash and cash equivalents                    $  106,153      $   63,496

Marketable securities                           711,644         570,314



Finance receivables:
  Consumer:
    Loans                                     3,151,500       2,854,971
    Sales finance                             1,433,680       1,225,389
    Other                                       405,433         258,469
  Commercial                                    506,066         500,270
                                           ------------      ----------

      Total finance receivables               5,496,679       4,839,099

  Less allowance for credit losses              152,548         135,952
                                           ------------      ----------


            Finance receivables - net         5,344,131       4,703,147
                                           ------------      ----------



Notes receivable - affiliates                   584,376         376,886



Property and equipment (at cost, less
  accumulated depreciation of $91,030
  for 1995 and $81,030 for 1994)                 63,441          58,342

Deferred income taxes                            53,266          63,387

Other assets                                    193,330         289,170
                                           ------------      ----------


            Total assets                     $7,056,341      $6,124,742
                                           ------------      ----------
                                           ------------      ----------





See accompanying notes to consolidated financial statements.

                             NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets (Unaudited)

                             (Thousands of Dollars)

                                          September 30,    December 31,
            Liabilities and              ---------------   ------------
         Stockholder's Equity                   1995            1994
         -------------------                    ----            ----
Loans payable - short-term:
  Commercial paper                          $1,617,528       $1,549,067
  Affiliates                                                     35,946
  Other                                                         201,977
Unearned insurance premiums and commissions    141,987          128,812
Insurance claims and policy reserves            35,838           32,287
Accrued interest payable                        77,340           53,759
Other payables to affiliates                                      4,705
Other liabilities                              224,347          208,498

Long-term debt:
  Senior                                     3,716,604        2,797,623
  Subordinated                                 270,100          295,000
                                            ----------       ----------

      Total long-term debt                   3,986,704        3,092,623
                                            ----------       ----------

      Total liabilities                      6,083,744        5,307,674
                                            ----------       ----------





Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                        3,855            3,855
  Additional paid in capital                    90,766           71,413
  Retained earnings (note 2)                   870,444          764,295
  Foreign currency translation adjustment       (3,550)          (8,029)
  Net unrealized holding gain (loss)
    on marketable securities                    11,082          (14,466)
                                            ----------       ----------


            Total stockholder's equity         972,597          817,068
                                            ----------       ----------

      Total liabilities and
      stockholder's equity                  $7,056,341       $6,124,742
                                            ----------       ----------
                                            ----------       ----------




See accompanying notes to consolidated financial statements.

                             NORWEST FINANCIAL, INC.

                 Statements of Consolidated Earnings (Unaudited)

                             (Thousands of Dollars)



                                             Quarter Ended September 30,     Nine Months Ended September 30,
                                            ----------------------------     -------------------------------

                                                  1995         1994               1995           1994
                                                  ----         ----               ----           ----
Income:

  Finance charges and interest                  $283,085      $245,619          $  826,511      $715,866

  Insurance premiums and commissions              33,970        27,256              92,118        77,634

  Other income (note 3)                           44,885        24,409             119,577        70,660
                                                --------      --------          ----------      --------

         Total income                            361,940       297,284           1,038,206       864,160
                                                --------      --------          ----------      --------


Expenses:

  Operating expenses                             119,530       109,662             348,017       325,233

  Interest and debt expense                       92,165        67,076             264,141       191,063

  Provision for credit losses                     39,680        28,263             101,491        79,341

  Insurance losses and loss expenses              10,337         8,825              28,529        23,879
                                                --------      --------          ----------      --------

         Total expenses                          261,712       213,826             742,178       619,516
                                                --------      --------          ----------      --------

         Earnings before income taxes            100,228        83,458             296,028       244,644

Income taxes                                      35,942        29,155             106,009        85,802
                                                --------      --------          ----------      --------

         Net earnings                           $ 64,286      $ 54,303          $  190,019      $158,842
                                                --------      --------          ----------      --------
                                                --------      --------          ----------      --------











See accompanying notes to consolidated financial statements.

                             NORWEST FINANCIAL, INC.

                Statements of Consolidated Cash Flows (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                             (Thousands of Dollars)

                                               Nine Months Ended September 30,
                                              --------------------------------

                                                     1995            1994
                                                     ----            ----
Cash flows from operating activities:
  Net earnings                                   $  190,019      $  158,842
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                   101,491          79,341
      Depreciation and amortization                  19,366          20,644
      Deferred income taxes                            (200)         (9,816)
      Other assets                                  (29,645)        (63,009)
      Unearned insurance premiums
        and commissions                              11,622          14,320
      Insurance claims and policy reserves            2,634           2,683
      Accrued interest payable                       22,804          14,649
      Other payables to affiliates                   (7,170)          2,667
      Other liabilities                              10,372          18,991
                                                 ----------      ----------

Net cash flows from operating activities            321,293         239,312
                                                 ----------      ----------
Cash flows from investing activities:
  Finance receivables:
      Principal collected                         3,624,057       3,355,450
      Receivables originated or purchased        (4,080,803)     (3,730,786)
  Proceeds from sales of marketable securities       64,916          46,464
  Proceeds from maturities of
    marketable securities                            31,482          73,725
  Purchase of marketable securities                (165,924)       (201,446)
  Net additions to property and equipment           (14,418)        (11,225)
  Net increase in notes receivable - affiliates    (388,696)       (157,207)
  Contributed subsidiaries received, net of
    cash and cash equivalents                         2,477
  Other                                             130,612         139,792
                                                 ----------      ----------

Net cash flows from investing activities           (796,297)       (485,233)
                                                 ----------      ----------
Cash flows from financing activities:
  Net increase (decrease) in loans payable -
    short term                                     (169,462)          3,726
  Proceeds from issuance of long-term debt:
    Senior                                          929,411         829,616
    Subordinated                                                     45,000
  Repayments of long-term debt:
    Senior                                          (81,638)       (529,986)
    Subordinated                                    (30,650)        (12,500)
  Additional paid in capital                                         19,000
  Dividends paid                                   (130,000)        (92,368)
                                                 ----------      ----------

Net cash flows from financing activities            517,661         262,488
                                                 ----------      ----------

Net increase in cash and cash equivalents            42,657          16,567

Cash and cash equivalents beginning of period        63,496          80,762
                                                 ----------      ----------

Cash and cash equivalents end of period          $  106,153      $   97,329
                                                 ----------      ----------
                                                 ----------      ----------

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

2.    DIVIDEND RESTRICTIONS.

Certain of the Company's bank credit agreements contain requirements as to maintenance of net worth (as defined). Approximately $101 million of consolidated retained earnings was unrestricted at September 30, 1995.

3.    OTHER INCOME.

Income from affiliates was $13.2 million and zero for the quarters ended September 30, 1995 and 1994, respectively, and $30.3 million and zero for the nine months ended September 30, 1995 and 1994, respectively.

Interest and dividends from marketable securities and cash equivalents were $12.2 million and $9.7 million for the quarters ended September 30, 1995 and 1994, respectively, and $36.8 million and $27.8 million for the nine months ended September 30, 1995 and 1994, respectively.

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

                             NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Norwest Financial's performance for the third quarter of 1995 closely paralleled performance for the first nine months of 1995. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

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

Norwest Financial's total income (revenue) increased 20% for the first nine months ($1,038.2 million in the first nine months of 1995 compared with $864.2 million in the first nine months of 1994). Total income increased 14% excluding the Contributed Subsidiaries.

Income from finance charges and interest increased 15% for the first nine months ($826.5 million in the first nine months of 1995 compared with $715.9 million in the first nine months of 1994). Income from finance charges and interest increased 9% excluding the Contributed Subsidiaries. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 1995 increased 15% from the first nine months of 1994; average consumer receivables outstanding increased 17% while average commercial receivables outstanding increased 4%.


                                              Nine Months Ended September 30,
                                              -------------------------------
Rate of charge on finance receivables:             1995       1994
                                                   ----       ----
      Consumer                                     21.63%     21.76%
      Commercial                                   14.70      14.31
      Total                                        20.97      20.98

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

                             NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
           of Financial Condition and Results of Operations, Continued



Insurance premiums and commissions increased 19% ($92.1 million in the first nine months of 1995 compared with $77.6 million in the first nine months of
1994). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 11% in the first nine months of 1995 compared with the first nine months of 1994. In addition, beginning in the second quarter of 1995 one of the Company's insurance subsidiaries began providing credit insurance as a part of the consumer finance business of several affiliates. Insurance premiums and commissions on this business were $5.0 million. Insurance losses and loss expenses increased 19% ($28.5 million in the first nine months of 1995 compared with $23.9 million in the first nine months of 1994). The Contributed Subsidiaries did not have a significant effect on insurance premiums and commissions and insurance losses and loss expenses.

Other income increased 69% ($119.6 million in the first nine months of 1995 compared with $70.7 million in the first nine months of 1994). Other income would have increased 64% excluding the Contributed Subsidiaries. Income from affiliates combined with an increase in investment income accounted for the majority of the increase. Income from affiliates was $30.3 million in the first nine months of 1995 compared with zero in the first nine months of 1994. Income from affiliates corresponds with the increase in notes receivable - affiliates. Effective May 4, 1995, Norwest Financial, Inc. agreed to lend $500 million to an affiliate, Island Finance Puerto Rico, Inc. This debt has a weighted average interest rate of 8.80% and matures in 2000. Other income increased 84% in the third quarter of 1995 compared with the third quarter of 1994 ($44.9 million compared with $24.4 million). The increase was due primarily to a $13.2 million increase in income from affiliates and a $2.5 million increase in investment income.

Operating expenses increased 7% ($348.0 million in the first nine months of 1995 compared with $325.2 million in the first nine months of 1994). Operating expenses increased 3% excluding the Contributed Subsidiaries.

                             NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
           of Financial Condition and Results of Operations, Continued



Interest and debt expense increased 38% ($264.1 million in the first nine months of 1995 compared with $191.1 million in the first nine months of 1994).
Interest and debt expense would have increased 31% excluding the Contributed Subsidiaries. Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables and notes receivable - affiliates and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first nine months of 1995 increased 23% from the first nine months of 1994.

                                          Nine Months Ended September 30,
                                          -------------------------------
Costs of funds:                                    1995       1994
                                                   ----       ----
      Short-term                                   6.21%      4.31%
      Long-term                                    7.00       6.90
      Total                                        6.77       6.18

The change in average debt outstanding results primarily from the change in average finance receivables outstanding and average notes receivable from affiliates. Average finance receivables increased $705 million or 15% from the first nine months of 1994. Average notes receivable from affiliates increased by $325 million from the first nine months of 1994.

Provision for credit losses increased 28% ($101.5 million in the first nine months of 1995 compared with $79.3 million in the first nine months of 1994). Provision for credit losses increased 23% excluding the Contributed Subsidiaries. Net write-offs as a percentage of average net receivables outstanding increased to 1.77% in the first nine months of 1995 compared with 1.52% in the first nine months of 1994. Provision for credit losses increased 40% in the third quarter of 1995 compared with the third quarter of 1994 ($39.7 million compared with $28.3 million). Net write-offs were $35.0 million in the third quarter of 1995 compared with $23.4 million in the third quarter of 1994.

Federal and state income taxes increased 24% ($106.0 million in the first nine months of 1995 compared with $85.8 million in the first nine months of 1994). The increase was due primarily to the increase in earnings before income taxes. The effective tax rate was 35.8% for the first nine months of 1995 and 35.1% for the first nine months of 1994.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At September 30, 1995, lines of credit and revolving credit agreements totaling $1,204 million were being maintained at 35 unaffiliated banks. None of this credit was in use at the time.

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

                           PART II.  OTHER INFORMATION

                             NORWEST FINANCIAL, INC.


Item 5.  OTHER INFORMATION.

                       RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

                                              Years Ended December 31,
        Nine Months Ended                ------------------------------------
        September 30, 1995               1994    1993    1992    1991    1990
  ----------------------------           ----    ----    ----    ----    ----
             2.09                        2.26    2.22    2.02    1.74    1.70


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

          Exhibit (12)     Computation of ratios of earnings to fixed charges
                           for the years ended December 31, 1994, 1993, 1992,
                           1991 and 1990 and the nine months ended September
                           30, 1995.

(b)       Reports on 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.


                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORWEST FINANCIAL, INC.

Date: November 1, 1995



                                  By  /s/ Robert W. Bettle
                                     ------------------------------------------
                                                Robert W. Bettle
                                           Vice President and Controller
                                          (Principal Accounting Officer)