Form 10-K
period 1995-12-31
NORWEST FINANCIAL INC
filed 1996-03-13
CIK 708481

SECURITIES AND EXCHANGE
                               COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and
    is therefore filing this Form with the reduced disclosure format.

               For the fiscal year ended December 31, 1995
                     Commission file number 2-80466

                         Norwest Financial, Inc.
         (Exact name of registrant as specified in its charter)
                                  Iowa
     (State or other jurisdiction of incorporation or organization)
                               42 1186565
                    (IRS Employer Identification No.)
                   206 Eighth Street, Des Moines, Iowa
                (Address of principal executive offices)
                                  50309
                               (Zip Code)
   Registrant's telephone number, including area code:  (515) 243-2131

       Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:           Name of each exchange on which registered:
7% Senior Notes 2003 Series                     New York Stock Exchange
  due January 15, 2003
4.97% Senior Subordinated Medium-               New York Stock Exchange
  Term Notes, Series A, due
  October 29, 1996
5.20% Senior Subordinated Medium-               New York Stock Exchange
  Term Notes, Series A, due
  April 29, 1997

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes  X        No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
          Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          State the aggregate market value of the voting stock
          held by non-affiliates of the registrant.  $0

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value): 1,000 shares outstanding as of March 11, 1996.