Form 10-K/A
period 1995-12-31
NORWEST FINANCIAL INC
filed 1996-03-14
CIK 708481

                              PART I

Item 1.  Business.

                           THE COMPANY

Norwest Financial, Inc. (the "Company") is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent").
The Parent is a wholly-owned subsidiary of Norwest Corporation ("Norwest"), a $72.1 billion diversified financial services organization. (Unless the context otherwise requires, any reference to "Norwest Financial" shall include the Company and its subsidiaries.)

Norwest Financial is primarily engaged in the consumer finance business. Consumer finance receivables consist of loans made to individuals and sales finance contracts arising from the sale of goods and services (including the sale of new and used automobiles). Norwest Financial also has credit card receivables and insurance premium finance receivables in its consumer portfolio. At December 31, 1995, the Company and its consumer finance subsidiaries had 1,029 branch offices in 46 states, Guam, Puerto Rico, and the ten Canadian provinces. For a summary of total income, earnings before income taxes and total assets by country, see note 8 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of certain affiliates. Credit property, involuntary unemployment and non-filing insurance are provided as part of Norwest Financial's consumer finance business. Such business is written, directly or through reinsurance agreements, by the Company's insurance subsidiaries, or it is offered on an agency basis by Norwest Financial. Information services are provided to Norwest Financial and other financial services companies by subsidiaries of the Company. The Company also has subsidiaries engaged in the commercial finance business, including lease financing and accounts receivable financing.

Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated. Community Credit Co. is primarily engaged in consumer finance including loans secured by real estate and not secured by real estate and sales finance contracts arising from the sale of automobiles. Community Credit Co. had 55 branch offices and assets of $213.6 million at January 1, 1995. Community Credit Co. was acquired by Norwest in March 1994 and immediately contributed to the Parent. Net earnings from the acquisition date to December 31, 1994, were $6.3 million. Unless otherwise noted, Community Credit Co. is included when discussing the consumer finance operations of the Company. Dial National Bank is primarily engaged in the credit card business and had assets of $112.2 million at January 1, 1995 and net earnings of $4.0 million for the year ended December 31, 1994.

Effective May 4, 1995, Norwest purchased Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico with 130 branch offices located in Puerto Rico, Panama, the Netherlands Antilles, the U.S. Virgin Islands, Aruba, and Costa Rica. Island Finance's principal business is making direct loans to individuals. Although Island Finance is not included in the Company's financial results, the Company manages Island Finance and provides approximately $500 million of its funding. In conjunction with the Island Finance acquisition, the Company also purchased seven offices in Puerto Rico which are engaged in purchasing sales finance contracts.

The common stock of one of the Company's consumer finance subsidiaries was transferred by way of a non-cash dividend to the Parent on November 1, 1994 (said subsidiary being hereinafter called the "Transferred Subsidiary"). The Transferred Subsidiary had assets totaling $147.1 million and 39 branch offices at the time of the transfer.

Effective November 17, 1992, the Company expanded its consumer finance operations into Canada with the purchase of the consumer finance business of Trans Canada Credit Corporation Limited. This acquisition was accounted for as a purchase and, accordingly, Norwest Financial's financial statements were not restated to reflect the accounts and operations of the business prior to acquisition. Canadian financial information in this document is shown in United States dollars unless otherwise indicated. Assets and liabilities in Canadian dollars are translated at the exchange rate as of the balance sheet date. Canadian operating results are translated at the average exchange rates for the period covered by the income statement.

                       CONSUMER OPERATIONS



At December 31, 1995, consumer receivables accounted for 91% of Norwest Financial's total finance receivables outstanding. The amount and type of consumer receivables outstanding in the United States and Canada is shown below:




                 Consumer Receivables Outstanding

(In Thousands)

                                 United States       Canada          Total

Loans:
  Secured by real estate           $1,424,163       $ 51,956      $1,476,119
  Not secured by real estate        1,335,377        361,399       1,696,776

    Total loans                     2,759,540        413,355       3,172,895

Sales finance contracts             1,491,764         75,865       1,567,629

    Total consumer finance          4,251,304        489,220       4,740,524

Other consumer receivables            586,840                        586,840

    Total consumer receivables     $4,838,144       $489,220      $5,327,364


Loans had an average balance per account of $3,354. Sales finance contracts had an average balance per account of $1,047. Other consumer receivables include credit card receivables and insurance premium finance receivables.

Geography

At December 31, 1995, Norwest Financial had consumer finance branch offices in 46 states, Guam, Puerto Rico, and the ten Canadian provinces. The number of consumer finance branch offices and percentage of consumer finance receivables in the United States or Canada at December 31, 1995, is shown below. Community Credit Co. branch offices are shown separately from the rest of the United States finance business.


       Number of Branch Offices and Percent of Receivables

United States Consumer Finance

                             Percent of                                        Percent of
                              Consumer                                          Consumer
                   Branch      Finance                               Branch      Finance
  Location         Offices   Receivables           Location          Offices   Receivables
Alaska                 6         1.0%           Nebraska                 9         1.1%
Arizona               16         1.7            Nevada                  13         1.4
California           107        11.2            New Hampshire            1          .1
Colorado              15         1.7            New Jersey              10         1.1
Connecticut            2          .3            New Mexico              20         2.1
Delaware               2          .2            New York                16         3.3
Florida               46         5.7            North Carolina          19         3.0
Georgia               22         2.7            North Dakota             5          .7
Guam                   1          .2            Ohio                    29         4.9
Hawaii                18         1.7            Oklahoma                18         2.0
Idaho                 13         1.3            Oregon                  13         1.5
Illinois              29         3.9            Pennsylvania            28         4.0
Indiana               16         1.6            Puerto Rico              7          .9
Iowa                  14         1.9            Rhode Island             4          .6
Kansas                 8          .9            South Carolina          26         2.8
Kentucky              11         1.9            South Dakota             4          .3
Louisiana             41         3.5            Tennessee               26         2.6
Maryland              22         3.7            Texas                   50         5.6
Massachusetts         12         1.7            Utah                    12         1.5
Michigan               1          .1            Virginia                10          .8
Minnesota             10         1.6            Washington              23         3.0
Mississippi           21         1.5            West Virginia            7          .8
Missouri              25         3.6            Wisconsin               14         1.0
Montana                7         1.0            Wyoming                  4          .3

                                                                       833       100.0%

Canadian Consumer Finance

                             Percent of                                         Percent of
                              Consumer                                          Consumer
                   Branch      Finance                               Branch      Finance
Location           Offices   Receivables        Location             Offices   Receivables
Alberta                9         5.6%           Nova Scotia             15        13.6%
British Columbia      18        12.6            Ontario                 39        30.3
Manitoba               4         2.9            Prince Edward Island     1         1.2
New Brunswick         11         8.0            Quebec                  21        13.6
Newfoundland          12         8.6            Saskatchewan             4         3.6

                                                                       134       100.0%

Community Credit Co.

                             Percent of                                         Percent of
                              Consumer                                          Consumer
                   Branch      Finance                               Branch      Finance
Location           Offices   Receivables        Location             Offices   Receivables
Arizona                3         6.4%           Missouri                 1          .6%
Colorado               3         6.5            Ohio                     2          .5
Illinois               6        19.4            Oregon                   1          .7
Indiana                2         2.0            Wisconsin               16        24.3
Minnesota             28        39.6
                                                                        62       100.0%

Growth and Volume of Consumer Finance Receivables

The following tables present the growth and volume of Norwest Financial's loans and sales finance contracts for the five years ended December 31, 1995:

                     Consumer Finance Receivables
                  and Number of Accounts Outstanding


                           Percentage                Percentage    Average  Number
   At        Consumer       Increase                  Increase     Balance    of
December      Finance     From Previous  Number of  From Previous    Per    Branch
   31,      Receivables        Year      Accounts        Year      Account  Offices

  1995    $4,740,524,000       16%       2,443,000       11%       $1,940    1,029
  1994     4,080,360,000        9        2,193,000        6         1,861      942
  1993     3,746,230,000       12        2,066,000        8         1,813      942
  1992     3,356,832,000       21        1,906,000       15         1,761      882
  1991     2,768,821,000       15        1,664,000       21         1,664      733

     Loans Made and Acquired and Sales Finance Contracts Purchased

                           Number of    Average      Sales                 Average
                           Loans Made  Size Loan    Finance     Number of    Size
 Year Ended   Loans Made      and      Made and    Contracts    Contracts  Contract
December 31, and Acquired*  Acquired   Acquired    Purchased    Purchased  Purchased

   1995     $2,534,194,000   873,000    $2,903  $2,073,026,000  1,916,000    $1,082
   1994      2,460,522,000   877,000     2,806   1,825,917,000  1,825,000     1,001
   1993      2,169,132,000   775,000     2,799   1,553,022,000  1,591,000       976
   1992      1,944,225,000   733,000     2,652   1,257,919,000  1,350,000       932
   1991      1,417,742,000   576,000     2,461   1,128,986,000  1,211,000       932

 *Includes balances renewed of $794,796,000, $759,775,000,  $680,357,000,
 $480,030,000, and $392,683,000 for the years 1995 through 1991, respectively.



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

 The Federal Consumer Credit Protection Act requires a written statement showing the annual percentage rate of finance charge and other information to be given to borrowers when consumer credit contracts are made. When a closed-end loan (a loan which does not allow additional borrowings) with rates or fees above a certain percentage or amount is secured by the borrower's principal dwelling, additional disclosures must be given at least three business days before the loan is consummated, and limits on prepayment penalties apply to the loan. The Act also requires certain disclosures to applicants concerning credit reports that are used as a basis for denying or increasing the charge for credit.

 The Real Estate Settlement Procedures Act requires creditors to provide consumers with estimates of closing costs and other disclosures before loans secured by residential real estate are made and disclosures of the actual closing costs at the time the loan is made.

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

 Business Methods

 Loans are generally repayable in monthly installments and are made for periods
 of 180 months or less.   Sales finance contracts may be either
 open-end (revolving) or closed-end. An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases. A closed-end sales finance contract covers only a single purchase. At December 31, 1995, open-end sales finance contracts accounted for 55% of Norwest Financial's total sales finance receivables outstanding. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts may be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account. Closed-end sales finance contracts are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

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

 In many cases the loans are secured by liens on household goods, automobiles, other personal property or real estate. Of the total loans made during 1995, approximately 91% of the amount and 80% of the number were secured by security agreements or other forms of security. The decision to record a lien or to appraise or examine the title to collateral depends upon the size of loan and the type of collateral. As an alternative to recording liens on personal property securing certain loans, Norwest Financial purchases non-filing insurance, the cost of which is borne by the borrowers. Generally, Norwest Financial institutes legal proceedings on its loans, including foreclosure on collateral, only when it appears that a recovery is likely which will justify the cost of bringing suit.

 Generally, Norwest Financial carries only one loan with a borrower at any one time. When a borrower wishes to obtain additional money from Norwest Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower's credit is satisfactory. Of the total amount of loans made during 1995, 63.6% represented funds lent to borrowers who requested additional money while still owing Norwest Financial. In the years 1994 through 1991, this figure was 63.5%, 64.1%, 64.4%, and 63.7%, respectively. In 1995, of the 870,000 loans made by Norwest Financial, 414,000 were to borrowers who requested additional money while still owing a balance to Norwest Financial. The average amount of additional money lent to such borrowers was $1,944; the average amount of the old balance was $1,918. Norwest Financial's policy is that loans are not made to present customers to cure a default in principal or interest.

 Through its network of branch offices, the Company buys sales finance contracts from retail merchants across the United States, Canada, and Puerto Rico. The contracts may finance a consumer's purchase of new furniture, appliances, personal computers or, in the case of contracts bought by Community Credit Co., an automobile. Credit approvals are made by the branch office before the contracts are purchased.

 For consumer finance offices other than Community Credit Co., sales finance contracts are the primary source of new customers for direct loans; of new loans made in 1995, 76% were to current or former sales finance customers.

 Norwest Financial began marketing VISA  and  MasterCard   credit cards to
 certain of its customers through its United States branch offices in 1987. These credit cards are issued by Dial Bank, the Company's state bank subsidiary located in Sioux Falls, South Dakota. Dial Bank had 223,000 VISA or MasterCard accounts at December 31, 1995; credit card receivables outstanding were $247.4 million.

 Dial Bank entered the insurance premium financing business through the purchase of the receivables of Coast Program, Inc. in February 1991. Dial Bank finances liability and material damage auto insurance in California and Texas. In addition, Norwest Financial Coast, Inc. provides insurance premium financing in Arizona and 10 states located throughout the southeastern section of the United States. Business is generated through 2,200 independent insurance agents. Processing is performed by Norwest Financial Coast, Inc. from production offices located in Signal Hill and San Francisco, California, and Columbia, South Carolina. At December 31, 1995, approximately 98,000 accounts totaling $62.2 million were outstanding; $45.7 million of these receivables were owned by Dial Bank.

 Effective January 1, 1995, the Parent contributed Dial National Bank to the Company. Dial National Bank is a federally-chartered bank located in Des
 Moines, Iowa.   The bank issues private label credit cards and dual-line Co-
 Branded MasterCard credit cards for several national companies. The dual line credit card serves as a private label credit card for use at any of the Co-Branders' retail locations, as well as a traditional MasterCard credit card for use at locations around the world. Dial National Bank had 180,000 accounts at December 31, 1995; credit card receivables were $277.3 million.

 Norwest Financial's average earned rates of charge on the average amount of consumer receivables outstanding during each of years 1995 through 1991 were 21.56%, 21.76%, 22.55%, 22.49% and 21.97%, respectively.

 Loss Experience

 The allowance for losses on consumer receivables is based on loss experience in relation to consumer receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. Consumer receivables, other than finance receivables in Canada, those owned by Community Credit Co., and other consumer receivables, comprise 74% of outstanding consumer receivables. These receivables, other than loans secured by real estate over $25,000, are written off for financial reporting if no payment is applied during the three-month period immediately preceding the balance sheet date and the receivable is three or more payments contractually delinquent. The remaining 26% of consumer receivables are written off for financial reporting when certain delinquency criteria are met.

Information concerning consumer loss experience and allowance for losses is shown below:
                                            Years Ended December 31,

(In Thousands)                  1995       1994       1993       1992        1991
Allowance, beginning
  of period                   $126,802   $114,876   $106,024   $ 77,562    $63,150

Write-offs:
  Loans                         93,549     75,124     74,835     57,582     54,958
  Sales finance                 37,118     23,920     21,221     17,684     18,147
  Other                         14,299      8,552      5,491      6,496      7,608
      Total write-offs         144,966    107,596    101,547     81,762     80,713

Recoveries:
  Loans                         11,598     11,877     11,226      8,153      5,871
  Sales finance                  2,997      2,528      2,224      2,438      1,938
  Other                          1,312        850        501        737        448
      Total recoveries          15,907     15,255     13,951     11,328      8,257

Provision for credit losses
  charged to expense           143,467    107,931     96,448     78,591     81,485

Allowance related to
  receivables acquired,
  contributed or
  (transferred) - net           10,898     (3,664)               20,305      5,383

Allowance, end of period:
  Loans                         81,193     76,256     71,809     68,212     44,512
  Sales finance                 54,365     40,696     35,417     28,912     24,600
  Other                         16,550      9,850      7,650      8,900      8,450
      Total allowance         $152,108   $126,802   $114,876   $106,024    $77,562

Ending receivables as
  a percent of total
  consumer receivables:
    Loans                           60%        66%        67%        70%        67%
    Sales finance                   29         28         28         26         28
    Other                           11          6          5          4          5
                                   100%       100%       100%       100%       100%


Allowance as a percent of
  ending receivables              2.86%      2.92%      2.90%      3.02%      2.65%

Write-offs after recoveries
  as a percent of average
  consumer receivables            2.66%      2.24%      2.41%      2.37%      2.69%


Consumer receivables
  outstanding more
  than three payments
  contractually delinquent    $101,693   $ 77,233   $ 73,541   $ 70,938    $55,635

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

 The Company's insurance subsidiaries provide, directly or through reinsurance arrangements, credit life, credit disability, property, and involuntary unemployment insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of certain affiliates. The Company also offers involuntary unemployment insurance and non-filing insurance on an agency basis in certain states. Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than the Company's foreign insurance subsidiary and insurance subsidiaries that are subsidiaries of the Company's state banking subsidiary) are limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (i) is directly related to an extension of credit by Norwest or any of its subsidiaries, and (ii) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower. The Company's casualty insurance subsidiaries are permitted under this Act to underwrite non-filing insurance policies issued to Norwest or any of its subsidiaries. In addition, the Company's foreign insurance subsidiary also reinsures credit life or disability insurance written by non-affiliated companies.

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

 Insurance premiums, claim and underwriting expenses and income from underwriting for life and disability insurance underwritten by the Company's insurance subsidiaries are summarized for the periods indicated below:

                                         Years Ended December 31,

(In Thousands)               1995       1994       1993       1992       1991
Premiums earned:
  Life                     $39,174    $28,414    $26,141    $26,806    $24,085
  Disability                47,732     37,060     34,932     31,724     28,009

Claim expense:
  Life                      13,528     10,074     10,381      8,903      7,671
  Disability                16,715     13,773     14,048     11,785     10,289

Underwriting expense:
  Life                       2,994      1,853      1,961      3,564      3,117
  Disability                 4,462      2,998      3,618      4,594      3,900

Income from underwriting:
  Life                      22,652     16,487     13,799     14,339     13,297
  Disability                26,555     20,289     17,266     15,345     13,820

 Income from the underwriting (as principal), or the sale (as agent), of property insurance, involuntary unemployment insurance and non-filing insurance for the years 1995 through 1991 was $34,707,000; $31,838,000; $24,949,000;
 $22,204,000; and $18,169,000, respectively.

                  COMMERCIAL FINANCE OPERATIONS



 At December 31, 1995, commercial finance receivables accounted for 9% of Norwest Financial's total finance receivables outstanding. The following table presents Norwest Financial's commercial finance business for the five years ended December 31, 1995:


           Commercial Finance Receivables Outstanding

                         (In Thousands)


                                            Total
         At                  Accounts     Commercial      Percentage
      December    Leasing   Receivable     Finance    Increase (Decrease)
         31,     and Other   Financing   Receivables   From Previous Year

        1995     $409,882    $ 97,598      $507,480            1%
        1994      407,513      92,757       500,270           (2)
        1993      381,129     130,983       512,112          (13)
        1992      442,331     147,570       589,901           (7)
        1991      476,443     155,315       631,758           (5)


 Norwest Financial's average earned rates of charge on the average amount of commercial finance receivables outstanding during each of the years 1995 through 1991 were 14.69%, 14.58%, 13.46%, 14.06%, and 14.74%, respectively.


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

Information concerning commercial loss experience and allowance for losses is shown below:
                                             Years Ended December 31,

(In Thousands)                  1995       1994       1993       1992       1991
Allowance, beginning
  of period                    $9,150    $10,250    $11,550    $11,100    $10,625

Write-offs:
  Leasing and other             2,706      1,790      3,726      3,750      4,348
  Accounts receivable
    financing                   1,261      1,497      1,870      2,522      2,036
      Total write-offs          3,967      3,287      5,596      6,272      6,384

Recoveries:
  Leasing and other               851        547        757      1,416        838
  Accounts receivable
    financing                     625        701        807        634        477
      Total recoveries          1,476      1,248      1,564      2,050      1,315

Provision for credit losses
  charged (credited) to expense  (149)       939      2,732      4,672      5,544

Allowance, end of period:
  Leasing and other             5,050      7,850      8,350      9,550      8,800
  Accounts receivable
    financing                   1,460      1,300      1,900      2,000      2,300
      Total allowance          $6,510    $ 9,150    $10,250    $11,550    $11,100

Ending receivables as
  a percent of total
  commercial receivables:
    Leasing and other              81%        81%        74%        75%        75%
    Accounts receivable
      financing                    19         19         26         25         25
                                  100%       100%       100%       100%       100%

Allowance as a percent of
  ending receivables             1.28%      1.83%      2.00%      1.96%      1.76%

Write-offs after recoveries
  as a percent of average
  commercial finance
  receivables                     .50%       .43%       .73%       .71%       .80%


 Non-accrual commercial receivables totaled $3,299,000; $2,606,000; $5,349,000; $6,864,000; and $17,125,000 at December 31, 1995 through 1991, respectively.
 During 1995, the finance charges and interest that would have been recorded had non-accrual receivables been current in accordance with their original terms would have been $383,000. The amount of finance charges and interest actually recorded on these receivables during 1995 totaled $286,000.

 Commercial receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest totaled $1,025,000; $1,202,000; $1,443,000; $2,586,000; and $2,612,000 at
 December 31, 1995 through 1991, respectively.

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

 NFLI also holds a portfolio of loans generally secured by commercial real estate. At December 31, 1995, these loans totaled $38.7 million, a decrease of $5.6 million for the year.

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

                 INFORMATION SERVICES OPERATIONS

 Norwest Financial Information Services Group, Inc. ("NFISG") has developed and installed an on-line real-time information processing and communications system called SWIFT , which connects, over leased telecommunication facilities, equipment located in branch offices to the computer center in Norwest Financial's home office. Branch employees use the computer to process loans and payments, to write checks, and to perform bookkeeping functions. The system provides information services to consumer finance branch offices of Norwest Financial. In addition, as of December 31, 1995, NFISG had contracts to supply information services to 27 other finance companies. On that date, approximately 2,700 branch offices were being served and 6.1 million accounts were being maintained on the system.

 NFISG developed an enhancement to the system called SUPREME which replaced the paper ledger card with video display units. SUPREME provides greater efficiencies and enhanced customer service by adding a number of new capabilities to the existing system. For example, delinquency lists, daily collection work lists, solicitation lists, automated advertising, complete application processing including retrieval of credit bureau reports, and company-wide access of account records are a few of the automated features provided by SUPREME. Twenty-one subscribing companies were utilizing SUPREME at December 31, 1995. Norwest Financial has installed SUPREME in all of its consumer finance branch offices in the United States and Canada. Overall, 5.7 million accounts in over 2,400 locations were being maintained on SUPREME at December 31, 1995.

 NFISG has also developed an on-line real-time information system designed to meet the processing demands of a broad range of leasing products including true leases, rentals, conditional sales contracts, and third-party leases. Named SUCCESS , this system processes such variables as property, sales, use and transit taxes; depreciation; vendor fees; residuals; and participation. NFLI and two non-affiliate subscribers were utilizing SUCCESS at December 31, 1995.

 In March 1994, the Company acquired Allied Business Systems, Inc., a computer software company headquartered in Macon, Georgia. Since 1979, Allied Business Systems has been providing computer systems and services to the consumer finance industry and currently serves over 1,200 locations for over 275 companies.

 NFISG continues to offer such services for sale, although there can be no assurance of future sales, or that existing contracts will be renewed upon expiration.

                    ASSETS UNDER MANAGEMENT


 Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, was acquired by Norwest in May 1995. Norwest Financial manages Island Finance. Island Finance provides direct loans to individuals through 130 consumer finance offices located in Puerto Rico, Panama, the Netherlands Antilles, the U.S. Virgin Islands, Aruba, and Costa Rica. Receivables outstanding on December 31, 1995, totaled $1.1 billion.

 Island Finance's financial results and receivables are not included in the Company's 1995 statement of consolidated earnings or consolidated balance sheet, however, Norwest Financial provides a portion of the funding for Island Finance. At December 31, 1995, Norwest Financial had term loans totaling $500 million with Island Finance Puerto Rico, Inc. ("IFPR"), one of the companies in the Island Finance group. The loans have a weighted average interest rate of
 8.80% and mature in 2000.   IFPR is also a direct issuer of commercial paper
 in the United States. At December 31, 1995, IFPR's commercial paper outstanding totaled $572.5 million. Other entities in the Island Finance group obtain funding by borrowing from commercial banks.


 The number of consumer finance offices and percent of consumer finance receivables are shown below:
                                                 Percent of
                                                  Consumer
                              Branch              Finance
 Location                     Offices            Receivables

 Aruba                           3                   2.1%
 Costa Rica                      2                    .1
 Netherlands Antilles            8                   4.4
 Panama                         16                   3.2
 Puerto Rico                    93                  85.2
 U.S. Virgin Islands             8                   5.0

                               130                 100.0%



 In conjunction with the Island Finance acquisition, the Company also purchased seven offices in Puerto Rico which are engaged in purchasing sales finance contracts.

                        SOURCES OF FUNDS

 Norwest Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates. Fixed rate borrowings with original maturities of more than one year comprise 68% of the Company's total indebtedness at December 31, 1995. The remaining 32% includes commercial paper with maturities of nine months or less (29%), and short-term debt to affiliates and other short-term debt (3%).

 The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Norwest Financial's bank credit agreements (lines of credit and revolving credit agreements). These agreements provide an alternative source of liquidity to support the Company's commercial paper borrowings.

 The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 1995 through 1991 without giving effect to commitment fees relating to bank credit agreements were 6.74%, 6.22%, 6.41%, 7.29% and 8.33%, respectively. The corresponding figures after giving effect to commitment fees were 6.76%, 6.25%, 6.45%, 7.33%, and 8.36%, respectively. Norwest Financial has obtained and continues to obtain, at prevailing rates, funds sufficient for the conduct of its business.

 The following table contains certain information regarding short-term borrowings (except short-term borrowings from affiliates) during the periods indicated:

                                               Years Ended December 31,
(Dollars in Thousands)             1995       1994         1993        1992       1991

Bank credit agreements
  at December 31              $1,456,633   $1,147,700   $1,007,690   $737,500   $762,500
Number of credit agreements           38           34           35         34         36
Daily average outstanding:
  Commercial paper            $1,523,898   $1,180,649   $1,065,491   $862,620   $850,081
  Other loans                      6,211        4,962       87,761      1,368      1,948
    Less excess funds
      investments                 41,331       26,097       15,436     10,181     10,708
    Net average short-term
      borrowings              $1,488,778   $1,159,514   $1,137,816   $853,807   $841,321
Ratio of bank credit
  agreements to above                 98%          99%          89%        86%        91%

 See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company's outstanding long-term debt at December 31, 1995, and 1994.

               RATIOS OF EARNINGS TO FIXED CHARGES

 The following table sets forth the ratios of earnings to fixed charges of Norwest Financial for the periods indicated:

                              Years Ended December 31,

                      1995     1994     1993     1992     1991

                      2.13     2.26     2.22     2.02     1.74

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


                       EMPLOYEE RELATIONS

 As of December 31, 1995, the Company and its subsidiaries employed approximately 6,400 persons. Norwest Financial believes its employee relations are excellent.

 Item 2.  Properties.

 The Company owns an eleven-story building in Des Moines, Iowa, where its principal executive offices are maintained. The Company also owns an adjacent five-story building where other facilities of the Company are maintained. The Company's life insurance subsidiary owns a three-story building in Des Moines which is used by the Company for administrative purposes. Dial Bank owns a one-story building in Sioux Falls, South Dakota where its office is maintained. All of Norwest Financial's other business offices (consisting of consumer branch offices, commercial finance executive and business production offices, and other administrative offices) are located in rented office space. Norwest Financial believes its facilities are suitable and adequate for its business needs. These facilities are generally fully occupied and utilized, although in some instances, office space has been reserved for anticipated business expansion; otherwise, additional office space or facilities are leased only when they are needed.

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

 Item 4.  Submission of Matters to a Vote of Security Holders.

 Omitted in accordance with General Instructions J(2)(c).

                             PART II


 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

 All of the outstanding common stock of the Company is and was, at all times during 1995 and 1994, owned beneficially and of record by a single stockholder, the Parent.

 The aggregate amount of dividends paid by the Company on its common stock (1,000 shares) each quarter during 1995 and 1994 was as follows:


             (In Thousands)                    1995            1994

             First quarter                   $50,000         $40,000
             Second quarter                   35,000          32,368
             Third quarter                    45,000          20,000
             Fourth quarter                   15,000           1,303


 Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $19 million of consolidated retained earnings was unrestricted at December 31, 1995.

Item 6.  Selected Financial Data.

                                         Years Ended December 31,
(In Thousands)          1995          1994        1993         1992         1991

Operating revenues  $1,419,358    $1,175,285   $1,079,719    $924,348     $839,506

Net earnings           267,941       223,340      203,297     164,204      130,880



                                            December 31,

(In Thousands)          1995         1994         1993         1992         1991

Total assets        $7,539,259    $6,124,742   $5,261,599  $4,804,062   $4,139,546

Long-term debt       4,081,531     3,092,623    2,741,692   2,406,186    2,266,658



 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated. Community Credit Co. is primarily engaged in consumer finance including loans secured by real estate and not secured by real estate and sales finance contracts arising from the sale of automobiles. Community Credit Co. had 55 branch offices and assets of $213.6 million at January 1, 1995. Community Credit Co. was acquired by Norwest in March 1994 and immediately contributed to the Parent. Net earnings from the acquisition date to December 31, 1994 were $6.3 million. Dial National Bank is primarily engaged in the credit card business and had assets of $112.2 million at January 1, 1995, and net earnings of $4.0 million for the year ended December 31, 1994.

 The common stock of one of the Company's consumer finance subsidiaries (the "Transferred Subsidiary") was transferred by way of a non-cash dividend to the Parent on November 1, 1994. The Transferred Subsidiary had assets totaling $147.1 million and 39 branch offices at the time of the transfer. The transfer did not have a significant impact on the results of operations.

 Norwest Financial's total income (revenue) increased 21% in 1995 and 9% in 1994 ($1,419.4 million in 1995 compared with $1,175.3 million in 1994 and $1,079.7 million in 1993). Total income increased 15% in 1995 excluding the Contributed Subsidiaries.

 Income from finance charges and interest increased 16% in 1995 and 8% in 1994 ($1,118.3 million in 1995 compared with $965.4 million in 1994 and $892.8 million in 1993). Income from finance charges and interest increased 9% in 1995 excluding the Contributed Subsidiaries. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.


 Increase (decrease) in average
   finance receivables outstanding:           1995        1994

    Consumer                                   18%         13%
    Commercial                                  6         (14)
    Total                                      16          10

 Rate of charge on finance receivables:       1995        1994        1993

    Consumer                                 21.56%      21.76%      22.55%
    Commercial                               14.69       14.58       13.46
    Total                                    20.92       21.02       21.36

 Increases in income from finance charges and interest in both 1995 and 1994 were due primarily to growth in average consumer receivables outstanding. This was offset in part by the decline in the consumer rate of charge. Average consumer receivables outstanding comprise 91% of total average finance receivables outstanding. Growth in average consumer receivables in 1995 and 1994 was due to regular business activity combined with the increase due to the Contributed Subsidiaries. Excluding the Contributed Subsidiaries, average consumer finance receivables increased 10%.

 Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

 Insurance premiums and commissions increased 21% in 1995 and 16% in 1994 ($128.1 million in 1995 compared with $105.7 million in 1994 and $91.0 million in 1993). Changes in insurance premiums and commissions are generally expected to correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 11% in 1995 and 10% in 1994. In addition, beginning in the second quarter of 1995, one of the Company's insurance subsidiaries began providing credit insurance as part of the consumer finance business of several affiliates. Insurance premiums and commission on this business were $10.4 million. Insurance losses and loss expenses increased 22% in 1995 and 1% in 1994 ($39.2 million in 1995 compared with $32.2 million in 1994 and $31.9 million in 1993). The increase in 1995 was related to the increase in insurance premiums and commissions. Lower insurance losses in Canada due to a change in Canadian reinsurance agreements impacted insurance loss and loss expenses in 1994. The Contributed Subsidiaries did not have a significant effect on insurance premiums and commissions and insurance losses and loss expenses.

 Other income increased 66% in 1995 and 9% in 1994 ($173.0 million in 1995 compared with $104.3 million in 1994 and $95.9 million in 1993 ). Other income would have increased 62% excluding the Contributed Subsidiaries. Income from affiliates combined with an increase in investment income accounted for the majority of the increase in 1995. Income from affiliates was $43.3 million in 1995 compared to $2.1 million in 1994. Income from affiliates corresponds with the increase in notes receivable - affiliates. Effective May 4, 1995, Norwest Financial, Inc. agreed to lend $500 million to an affiliate, Island Finance Puerto Rico, Inc. This debt has a weighted average interest rate of 8.80% and
 matures in 2000.   The increase in 1994 is due primarily to an increase in
 other fee income combined with an increase in investment income. Average investments held increased 29% in 1995 and 13% in 1994.

 Operating expenses increased 6% in 1995 and 9% in 1994 ($461.9 million compared with $434.4 million in 1994 and $398.7 million in 1993). Operating expenses increased 2% excluding the Contributed Subsidiaries. Norwest Financial was operating 1,029 consumer finance branches at December 31, 1995 compared with 942 at both December 31, 1994, and 1993. However, expenses for the 39 branches of the Transferred Subsidiary were included in 1994 until the date of the transfer on November 1.

 Interest and debt expense increased 38% in 1995 and 7% in 1994 ($359.1 million in 1995 compared with $259.6 million in 1994 and $242.4 million in 1993). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables, dividends, and notes receivable - affiliates and (2) changes in the cost of those borrowings.


 Increase in average debt outstanding:        1995        1994

    Short-term                                  26%          3%
    Long-term                                   27          17
    Total                                       26          13

 Cost of funds:                               1995        1994        1993

    Short-term                                6.12%       4.65%       3.92%
    Long-term                                 7.00        6.87        7.57
    Total                                     6.74        6.22        6.41


 Changes in average debt outstanding result primarily from the change in average finance receivables outstanding combined, in 1995, with the change in average notes receivable - affiliates. Average finance receivables increased 16% in 1995 and 10% in 1994. Average notes receivable - affiliates increased by $312 million in 1995 and $128 million in 1994.

 Provision for credit losses increased 32% in 1995 and 10% in 1994 ($143.3 million in 1995 compared with $108.9 million in 1994 and $99.2 million in
 1993). Provision for credit losses increased 26% in 1995 excluding the Contributed Subsidiaries. Increases in average finance receivables outstanding
 contributed to the increase in the provision for credit losses.   Average
 finance receivables increased 16% in 1995 and 10% in 1994. Net write-offs as a percentage of average net receivables outstanding were 2.46% in 1995 compared with 2.06% in 1994 and 2.19% in 1993.

 Income taxes increased 26% in 1995 and 12% in 1994. The increases were due primarily to increases in earnings before income taxes. The effective tax rates were 35.6% in 1995, 34.4% in 1994, and 33.9% in 1993.

 Borrowings constitute the largest part of Norwest Financial's capitalization. At December 31, 1995, 85% of the Company's capital had been obtained from borrowings and 15% from stockholder's equity. Sixty-eight percent of Norwest Financial's borrowings was in fixed-rate term borrowings with original maturities of more than one year. The remaining 32% includes commercial paper with maturities of nine months or less (29%), and other short-term debt (3%). At December 31, 1994, short-term borrowings comprised 37% of total borrowings. This consisted of commercial paper with maturities of nine months or less (32%) and short-term debt to affiliates and other short-term debt (5%). Short-term borrowings as a percent of total borrowings averaged 29% in 1995 and 1994.

 The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At December 31, 1995, lines of credit and revolving credit agreements totaling $1,457 million were being maintained at 38 unaffiliated banks; $80 million was unavailable on that date.

 The Company and a Canadian subsidiary obtain its long-term debt capital primarily from (i) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (ii) the issuance of debt securities to institutional investors, and (iii) term borrowings from commercial banks. The Company also obtains long-term debt from the issuance of medium term notes (which may have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal).

 The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest on Norwest Financial's finance receivables.

 Item 8.  Financial Statements and Supplementary Data.













                     NORWEST FINANCIAL, INC.

                Consolidated Financial Statements

             This page was intentionally left blank.        29
         Deloitte &
         Touche LLP
              (logo)       Two Prudential Plaza      Telephone:(312) 946-3000
                           180 North Stetson Avenue Facsimile:(312) 946-2600 Chicago, Illinois 60601-6779



 INDEPENDENT AUDITORS' REPORT


 Norwest Financial, Inc.

 We have audited the accompanying consolidated balance sheets of Norwest Financial, Inc. (a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings and retained earnings and of cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norwest Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



 \s\Deloitte & Touche LLP

 January 15, 1996









 Deloitte Touche
 Tohmatsu
 International

                       NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets

                        (Thousands of Dollars)



                                                            December 31,
           Assets                                       1995              1994

Cash and cash equivalents                           $   72,991        $   63,496
Marketable securities (note 2)                         757,291           570,314


Finance receivables (note 3):
  Consumer:
    Loans                                            3,172,895         2,854,971
    Sales finance contracts                          1,567,629         1,225,389
    Other                                              586,840           258,469
  Commercial                                           507,480           500,270

           Total finance receivables                 5,834,844         4,839,099

  Less allowance for credit losses (note 4)            158,618           135,952

           Finance receivables - net                 5,676,226         4,703,147


Notes receivable - affiliates (note 19)                552,005           376,886


Property and equipment (at cost, less
  accumulated depreciation of $94,334 for
  1995 and $81,030 for 1994)                            63,888            58,342

Deferred income taxes (note 11)                         40,072            63,387

Other receivables from affiliate (note 11)              31,643

Other assets                                           345,143           289,170



           Total assets                             $7,539,259        $6,124,742






See accompanying notes to consolidated financial statements.

                       NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets

                        (Thousands of Dollars)


                                                             December 31,

           Liabilities and
        Stockholder's Equity                            1995              1994
Loans payable - short-term (note 5):
  Commercial paper                                   $1,739,683        $1,549,067
  Other                                                 218,800           201,977
  Affiliates                                                               35,946
Unearned insurance premiums and commissions (note 3)    140,020           128,812
Insurance claims and policy reserves (note 3)            34,683            32,287
Accrued interest payable                                 76,916            53,759
Other payables to affiliates (note 11)                                      4,705
Other liabilities                                       210,029           208,498
Long-term debt (note 6)                               4,081,531         3,092,623

           Total liabilities                          6,501,662         5,307,674


Commitments and contingencies
  (notes 9 and 11)


Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                                 3,855             3,855
  Additional paid in capital                             90,766            71,413
  Retained earnings (notes 10 and 11)                   933,366           764,295
  Foreign currency translation adjustment                (5,393)           (8,029)
  Net unrealized holding gain (loss) on
    marketable securities (note 2)                       15,003           (14,466)

           Total stockholder's equity                 1,037,597           817,068


           Total liabilites and
             Stockholder's equity                    $7,539,259        $6,124,742






See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

         Statements of Consolidated Earnings and Retained Earnings

                          (Thousands of Dollars)




                                                      Years Ended December 31,

                                                  1995         1994           1993
Income:
  Finance charges and interest                $1,118,265   $  965,355     $  892,761
  Insurance premiums and commissions             128,093      105,672         91,045
  Other income (note 2)                          173,000      104,258         95,913

     Total income                              1,419,358    1,175,285      1,079,719


Expenses:
  Operating expenses (note 14)                   461,910      434,383        398,668
  Interest and debt expense (note 7)             359,079      259,605        242,440
  Provision for credit losses (note 4)           143,318      108,870         99,180
  Insurance losses and loss expenses              39,237       32,187         31,906

     Total expenses                            1,003,544      835,045        772,194


     Earnings before income taxes                415,814      340,240        307,525

Income taxes (note 11)                           147,873      116,900        104,228

     Net earnings                                267,941      223,340        203,297


Retained earnings - January 1                    764,295      634,626        571,329

                                               1,032,236      857,966        774,626

Dividends                                       (145,000)     (93,671)      (140,000)

Contributed Subsidiaries (note 1)                 46,130



Retained earnings - December 31               $  933,366   $  764,295     $  634,626



See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.
                   Statements of Consolidated Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                          (Thousands of Dollars)

                                                            Years Ended December 31,
                                                           1995        1994        1993
Cash flows from operating activities:
  Net earnings                                         $  267,941  $  223,340   $  203,297
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
    Provision for credit losses                           143,318     108,870       99,180
    Depreciation and amortization                          25,404      27,339       26,086
    Deferred income taxes                                  10,882     (38,843)        (349)
    Other receivables from affiliate                      (31,643)
    Other assets                                          (51,263)    (30,942)     (12,731)
    Unearned insurance premiums and commissions             9,655      18,899       17,983
    Insurance claims and policy reserves                    1,479       3,438         (657)
    Accrued interest payable                               22,380      10,185        2,965
    Other payables to affiliates                           (7,170)     (1,663)     (19,511)
    Other liabilities                                      (3,946)     70,284       19,602

Net cash flows from operating activities                  387,037     390,907      335,865

Cash flows used for investing activities:
  Finance receivables:
    Principal collected                                 4,897,983   4,650,536    3,985,591
    Receivables originated or purchased                (5,728,651) (5,116,657)  (4,448,544)
  Proceeds from sales of marketable securities             99,959      81,945       35,314
  Proceeds from maturities of marketable securities        60,216      69,005      134,355
  Purchase of marketable securities                      (269,315)   (270,864)    (232,424)
  Net additions to property and equipment                 (18,013)    (14,399)     (13,594)
  Net increase in notes receivable - affiliates          (356,325)   (343,011)     (19,087)
  Contributed subsidiaries received, net of
    cash and cash equivalents                               2,477
  Other                                                    (7,689)    (22,728)     (67,044)

Net cash flows used for investing activities           (1,319,358)   (966,173)    (625,433)

Cash flows from financing activities:
  Net increase in loans payable -
    short-term                                            171,493     281,740       41,185
  Proceeds from long-term debt:
    Senior                                              1,229,411     955,961      698,332
    Subordinated                                                       45,000      100,000
  Repayments of long-term debt:
    Senior                                               (233,438)   (637,530)    (360,956)
    Subordinated                                          (80,650)    (12,500)    (101,870)
  Additional paid in capital                                           19,000
  Dividends paid                                         (145,000)    (93,671)    (140,000)

Net cash flows from financing activities                  941,816     558,000      236,691

Net increase (decrease) in cash and cash equivalents        9,495     (17,266)     (52,877)

Cash and cash equivalents beginning of period              63,496      80,762      133,639

Cash and cash equivalents end of period                $   72,991  $   63,496   $   80,762

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

 Marketable Securities. Debt and equity securities are classified as available for sale. Debt and equity securities classified as available for sale are to be reported at fair value with net unrealized gains and losses, net of deferred income taxes, excluded from earnings and recorded as a separate component of stockholder's equity until realized. If a decline in the security's fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings.

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

                  NORWEST FINANCIAL, INC.

 1. Significant Accounting Policies, Continued:

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

 Finance receivables which appear to be uncollectible or to require inordinate collection costs are written off. Consumer receivables, other than finance receivables in Canada, those owned by Community Credit Co., and other consumer receivables comprise 74% of outstanding consumer receivables. These receivables, other than loans secured by real estate over $25,000, are written off for financial reporting if no payment is applied during the three-month period immediately preceding the balance sheet date and the receivable is three or more payments contractually delinquent. The remaining 26% of consumer receivables and commercial finance receivables are written off for financial reporting when certain delinquency criteria are met.

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

 Deferred Income Taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting on a basis different from that used for income tax purposes (note 11).

 Retirement Plan. Retirement plans cover substantially all employees who meet certain age and service requirements. Norwest Financial's funding policy is to contribute no more than the maximum amount that can be deducted for federal income tax purposes (note 12).

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

 Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  NORWEST FINANCIAL, INC.

 2. Marketable Securities.

 The amortized cost and market value of marketable securities were:

                                       December 31, 1995     December 31, 1994
                                     Amortized   Market    Amortized   Market
(In Thousands)                          Cost      Value       Cost      Value
U.S. Treasury and federal agencies    $337,193  $344,368    $297,597  $279,519
States and political subdivisions      102,374   103,704      95,895    92,734
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)                         294,642   309,219     199,078   198,061

      Total                           $734,209  $757,291    $592,570  $570,314

The gross unrealized gains and losses of marketable securities were:

                                       December 31, 1995     December 31, 1994
                                        Gross Unrealized      Gross Unrealized
(In Thousands)                          Gains     Losses      Gains     Losses

U.S. Treasury and federal agencies     $ 7,548     $  373     $  345   $18,423
States and political subdivisions        1,371         41        297     3,458
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)                          16,282      1,705      5,950     6,967

      Total                            $25,201     $2,119     $6,592   $28,848

The amortized cost and market values of marketable securities by maturity were:

                                      December 31, 1995     December 31, 1994
                                     Amortized   Market    Amortized   Market
(In Thousands)                          Cost      Value       Cost      Value

In one year or less                   $ 85,855  $ 87,674    $ 48,355  $ 46,371
After one year through five years      396,102   407,092     315,513   302,533
After five years through ten years     180,556   185,048     159,036   150,465
After ten years                         71,696    77,477      69,666    70,945

      Total                           $734,209  $757,291    $592,570  $570,314

 Norwest Financial computes realized gains and losses using the specific identification method. Total gross realized gains and losses from the sale of marketable securities were $8,057,000 and $1,260,000, respectively, in 1995; $4,032,000 and $2,036,000, respectively, in 1994; and $3,311,000 and
 $1,063,000, respectively, in 1993.

 The carrying amounts of securities on deposit under statutory or other requirements at December 31, 1995 and 1994, were $7,664,000 and $5,775,000, respectively.

                     NORWEST FINANCIAL, INC.

 2. Marketable Securities, Continued:

 Interest and dividends from marketable securities and cash equivalents were $49,613,000, $38,298,000, and $36,562,000 for the years ended December 31,
 1995, 1994 and 1993, respectively.

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

 The amounts of cash payments applied to consumer finance receivables during the years ended December 31, 1995, 1994 and 1993, approximated $4,130,253,000, $3,959,755,000, and $3,320,575,000, respectively. These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity. Unearned insurance premiums and insurance claims and policy reserves which pertain to Norwest Financial's consumer finance receivables were approximately $150,292,000 and $143,249,000 at December 31, 1995, and 1994, respectively.

 At December 31, 1995, contractual maturities of commercial receivables were as follows: $206,611,000 were due in one year or less; $280,247,000 were due after one year through five years, and $20,622,000 were due after five years. Substantially all commercial receivables have fixed interest rates.
 Contractual maturities are not presented for the consumer receivables as it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

 Consumer finance receivables include Canadian receivables of $489,220,000 and $427,805,000 at December 31, 1995, and 1994, respectively.

                     NORWEST FINANCIAL, INC.

4.  Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

                                                   Years Ended December 31,
(In Thousands)                                     1995      1994      1993
Allowance for credit losses beginning of year    $135,952  $125,126  $117,574
Provision for credit losses charged to expense    143,318   108,870    99,180
Write-offs:  United States                       (127,689)  (93,089)  (88,100)
             Canada                               (21,244)  (17,794)  (19,043)
Recoveries:  United States                         13,860    12,968    11,941
             Canada                                 3,523     3,535     3,574
Allowance related to receivables contributed,
  acquired, or transferred                         10,898    (3,664)

Allowance for credit losses end of year          $158,618  $135,952  $125,126

 5. Loans Payable - Short-term.

 Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements). The bank credit agreements amounted to $1,456,633,000 at December 31, 1995; $80,000,000 was unavailable at that date. Unused bank credit agreements are available to support outstanding commercial paper. If all credit agreements in effect at December 31, 1995, were to remain in effect and unused throughout 1996, the Company would pay approximately $1,037,000 in commitment fees.

                     NORWEST FINANCIAL, INC.

 5. Loans Payable - Short-term, Continued:

 Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

                                            1995             1994             1993

Weighted average annual interest
rate on commercial paper and
other short-term debt:

During December                             5.87%            5.86%            3.53%

During December after considering
  the effect of commitment fees             5.93             5.94             3.64

For the year                                6.10             4.53             3.80

For the year after considering
  the effect of commitment fees             6.16             4.64             3.91

Average daily amount of commercial
paper and other short-term debt
outstanding during the year       $1,530,109,000   $1,185,611,000   $1,154,724,000

Maximum amount of commercial paper
and other short-term debt
outstanding at any month-end
during the year                   $1,958,483,000   $1,751,044,000   $1,320,265,000

The weighted average annual interest rate was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding. The weighted average annual interest rate on short-term debt from affiliates for the years 1995, 1994, and 1993 was 8.91%, 4.95%, and 4.65%, respectively.

                     NORWEST FINANCIAL, INC.

6.  Long-term Debt.

Long-term debt outstanding:

                                                        December 31,

(In Thousands)                                      1995              1994
Senior - United States:
   4-5/8% due 1995                              $                 $   75,000
   7-1/4% due 1995                                                   150,000
   7.10 % due 1996                                 150,000           150,000
   8.60 % due 1996                                   1,400
   8.85 % due 1996                                   2,000
   8-7/8% due 1996                                 100,000           100,000
   6    % due 1997                                 150,000           150,000
   6-1/4% due 1997                                 150,000           150,000
   6-1/2% due 1997                                 150,000           150,000
   6-1/2% due 1997                                 150,000           150,000
   8.95 % due 1996-97                                2,200
   9.00 % due 1996-97                                4,000
   10.13% due 1996-97                                1,100
   5-1/2% due 1998                                 150,000           150,000
   6.23 % due 1998                                 150,000
   7.34 % due 1998                                   2,000
   8-1/2% due 1998                                 100,000           100,000
   6.20 % due 1999                                  75,000            75,000
   6-1/4% due 1999                                 150,000           150,000
   6-7/8% due 1999                                 100,000           100,000
   6.99 % due 1996-99                               10,200
   9.50 % due 1997-99                               10,000
   5-1/8% due 2000                                 150,000           150,000
   6-7/8% due 2000                                 150,000           150,000
   7-1/4% due 2000                                 150,000
   8-3/8% due 2000                                 150,000
   7-3/4% due 2001                                 100,000           100,000
   6-1/4% due 2002                                 200,000
   7-7/8% due 2002                                 150,000
   7.95 % due 2002                                 100,000           100,000
   8.56 % due 1997-2002                             10,000
   6-1/8% due 2003                                 150,000           150,000
   6.93 % due 1998-2003                             15,000
   7    % due 2003                                 150,000           150,000
   6    % due 2004                                 150,000           150,000
   6-3/4% due 2005                                 150,000
   7-1/2% due 2005                                 150,000
   6-1/4% due 2007                                 100,000

            Total senior - United States         3,632,900         2,600,000

                    NORWEST FINANCIAL, INC.

6.  Long-term Debt, Continued:

Long-term debt outstanding, continued

                                                       December 31,

(In Thousands)                                      1995              1994
Senior - Canada:
   5.40 % due 1996                              $    7,332        $    7,135
   5.96 % due 1996                                  21,995            21,405
   8.26 % due 1996                                  14,663            14,270
   8.38 % due 1997                                  21,995
   6.25 % due 1998                                  73,316            71,350
   8.65 % due 1998                                   3,666             3,567
   8.50 % due 1999                                  54,987            53,513
   7.80 % due 2000                                   7,332

            Total senior - Canada                  205,286           171,240

            Total senior                         3,838,186         2,771,240


Senior subordinated - United States:
   9.63 % due 1995                                                    20,000
   8.375% due 1996                                  25,000            25,000
   7.34 % due 1998                                   2,000
   9-5/8% due 1998                                                    50,000
   Medium-term notes*                              190,000           200,000

         Total senior subordinated                 217,000           295,000


Other                                               26,345            26,383

Total long-term debt outstanding                $4,081,531        $3,092,623

  * Medium-term notes outstanding have maturities ranging from 1996 to 1997 with interest rates from 4.85% to 8.78%.

  Other debt represents senior debt secured by lease receivables and related equipment under lease. At December 31, 1995, other debt had a weighted average rate of 9.0% and a final contractual maturity in 1998.

  Contractual maturities of long-term debt for the years 1996 through 2000 are $469,340,000; $687,583,000; $538,868,000; $389,754,000; and $611,499,000,
  respectively.

                    NORWEST FINANCIAL, INC.

  7. Interest and Debt Expense.

  Interest and debt expense is summarized as follows:

                                                 Years Ended December 31,

  (In Thousands)                              1995         1994         1993
  Short-term - affiliates                   $  1,142     $    626     $  4,626
  Short-term - commercial paper & other       93,780       54,027       44,282
  Long-term                                  258,376      200,245      188,422
  Amortization of debt expense                 5,781        4,707        5,110

  Total interest and debt expense           $359,079     $259,605     $242,440

  8. Operations by Country.

  The following is a summary of total income, earnings before income taxes, and total assets by country: (Results for Puerto Rico sales finance branches and Guam are included in United States amounts.)

  (In Thousands)                         1995          1994          1993

  Total income:
    United States                     $1,265,937    $1,050,069    $  955,786
    Canada                               153,421       125,216       123,933
      Total                           $1,419,358    $1,175,285    $1,079,719

  Earnings before income taxes:
    United States                     $  362,581    $  303,817    $  267,982
    Canada                                53,233        36,423        39,543
      Total                           $  415,814    $  340,240    $  307,525

  Total assets at December 31:
    United States                     $6,982,254    $5,655,594    $4,825,416
    Canada                               557,005       469,148       436,183
      Total                           $7,539,259    $6,124,742    $5,261,599

  9. Leased Assets and Lease Commitments.

  Lease terms are generally for three to seven years. Commitments at December 31, 1995, under operating leases having initial or remaining lease terms in excess of one year are estimated to approximate $37 million.

  10.  Dividend Restrictions.

  Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instru-ments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $19 million of consolidated retained earnings was unrestricted at December 31, 1995.

                    NORWEST FINANCIAL, INC.

  11.  Income Taxes.

  The Company and its subsidiaries are included in the consolidated federal income tax return of Norwest Corporation. Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis. Current income taxes receivable of $31.6 million was included in other receivables from affiliate at December 31, 1995. Current income taxes payable of $4.7 million was included in other payables to affiliates at December 31, 1994. The Company's Canadian subsidiaries file separate federal and provincial returns in Canada.

  At December 31, 1995, no federal income taxes had been provided on approxi-mately $23 million of the United States life insurance subsidiary's retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws. The life insurance subsidiary does not contemplate distributing dividends from these retained earnings. The amount of unrecognized deferred tax liability at December 31, 1995, was $7.8 million.


  Income taxes for the years, 1995, 1994, and 1993 are composed of the following elements:

                                              Years Ended December 31,

  (In Thousands)                       1995            1994            1993

  Current:
    Federal                          $113,452        $113,168        $ 97,800
    State                               2,043           2,625           3,044
    Foreign                            21,915          11,601           3,733
  Deferred:
    Federal and state                  13,239         (13,572)        (13,818)
    Foreign                            (2,776)          3,078          13,469

  Total income taxes                 $147,873        $116,900        $104,228


  Income before taxes from operations outside the United States was $53.2 million, $33.4 million, and $39.1 million for years ended December 31, 1995, 1994, and 1993, respectively.

  Deferred income taxes are primarily due to leasing and lease financing, the allowance for credit losses, accrued employee benefits and the net unrealized holding gain (loss) on marketable securities.

                    NORWEST FINANCIAL, INC.

  12.  Retirement Plans.

  The Company has a defined benefit pension plan which covers United States employees who meet certain age and service requirements (the "NFI Plan"). Pension benefits provided are based on the employee's highest compensation in three consecutive calendar years during the last ten calendar years of employment. Benefits accrue under this plan at a rate of 1-1/4% for each year of service.

  The Company's Canadian subsidiary, Trans Canada Credit Corporation ("TCC"), has a non-contributory defined benefit pension plan (the "TCC Plan") which covers employees who meet certain service requirements. Pension benefits under the TCC Plan are based on the employee's highest compensation in five consecutive calendar years during the last ten calendar years of employment. Benefits generally accrue under the TCC Plan at a rate of 1% of such highest average compensation up to the average Canada/Quebec Pension Plan Earnings Ceiling (an amount based on the maximum amount of the annual compensation used to calculate the employee's Canada/Quebec Pension Plan benefits) plus 1.5% of such highest average compensation in excess of the average Canadian/Quebec Pension Plan Earnings Ceiling for each year of service (not to exceed 35 years of service).

                    NORWEST FINANCIAL, INC.

  12.  Retirement Plans, Continued:

  The funded status and reconciliation to the balance sheet of the NFI Plan and the TCC Plan, combined, for the year ended December 31, 1995 and of the NFI Plan for the year ended December 31, 1994 are presented below:

                                                      Years Ended December 31,

 (In Thousands)                                         1995            1994
 Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
     vested benefits of $49,518 and $33,003 at
     December 31, 1995, and 1994, respectively        $(58,500)       $(40,947)

   Projected benefit obligation for service
     rendered to-date                                 $(87,244)       $(63,248)
 Plan assets at fair value*                             84,574          62,545
 Plan assets less than projected
   benefit obligation                                   (2,670)           (703)
 Unrecognized net assets being
   amortized through 2000.                              (1,690)           (607)
 Unrecognized prior service costs                         (920)         (1,349)
 Unrecognized net loss from past experience
   different from that assumed and effects
   of changes in assumptions                             6,042          12,509

 Prepaid pension cost at December 31                  $    762        $  9,850

 * Consists primarily of marketable bonds and debentures and obligations of the United States Government and its agencies and includes $252,000 of debt securities issued by the Company at December 31, 1994.

  Assumptions used in the accounting for the NFI Plan were:

                                                            As of December 31,

                                                            1995          1994

  Weighted average discount rate                            7.0%          7.0%
  Expected long-term rate of return on assets               6.0           6.0
  Rate of increase in future compensation levels            6.0           6.0

  Assumptions used in the accounting for the TCC Plan were:

                                                        As of December 31, 1995

  Weighted average discount rate                                   8.0%
  Expected long-term rate of return on assets                      8.0
  Rate of increase in future compensation levels                   6.5

                    NORWEST FINANCIAL, INC.

  12. Retirement Plans, Continued:

  The components of net pension expense for the NFI Plan and TCC Plan, combined, for 1995 and for the NFI Plan for 1994, and 1993 are presented below:

                                                     Years Ended December 31,

  (In Thousands)                                    1995       1994      1993
  Service cost - benefits earned during the year $ 4,605     $3,216    $2,292
  Interest cost on projected benefit obligation    5,944      4,168     3,571
  Actual return on plan assets                   (12,474)    (1,912)   (3,760)
  Net amortization and deferral*                  10,292      1,602     2,081

  Net periodic pension expense                   $ 8,367     $7,074    $4,184

  * Consists of the net effects of delayed recognition of certain events (for example, unanticipated investment performance) arising during the current period and amortization (recognition) of the net unrecognized effects of past similar events over a five year period.

  The NFI Plan holds single premium annuity contracts issued by one of the Company's life insurance subsidiaries. Annual benefits paid to retirees covered by the contracts were approximately $1.9 million in 1995 and 1994.

  The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%. The Company makes a matching contribution of $.25 for every dollar of the basic employee contribution made during the year and not withdrawn. The Company may also make a profit sharing contribution on the basic employee contribution with the amount determined by the percentage return on consolidated equity (as defined) of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the Company was $10,842,000, $11,500,000 and $9,330,000 for the years ended December 31,
  1995, 1994, and 1993, respectively.

                    NORWEST FINANCIAL, INC.

  13. Postretirement Benefits.

  The Company provides certain health care and life benefits for substantially all of its retired United States employees. In accordance with SFAS 106, the Company has elected to recognize the transition obligation of approximately $22.2 million over a period of twenty years.

  The accumulated postretirement benefit obligation and reconciliation to the balance sheet is presented below:

  (In Thousands)                                    Years ended December 31,

                                                       1995           1994

        Retirees                                    $ (8,798)       $ (8,233)
        Fully eligible plan participants                 (57)            (48)
        Other active plan participants               (28,063)        (22,129)

                                                     (36,918)        (30,410)

        Unrecognized transition obligation            18,901          20,012
        Unrecognized net loss                          2,483           1,532
        Unrecognized prior service cost                  802

        Accrued postretirement benefit liability    $(14,732)       $ (8,866)

  The Company has not funded any part of the accumulated postretirement benefit obligation.

  Net postretirement benefit expense consisted of the following components:

  (In Thousands)                                      Years ended December 31,
                                                    1995       1994       1993
        Service cost - benefits earned
          during the year                         $2,733     $2,085     $1,570
        Interest cost on accumulated
          postretirement benefit obligation        2,439      2,018      1,882
        Amortization of transition obligation      1,112      1,112      1,112
        Amortization of unrecognized net loss        545        383
        Amortization of unrecognized prior
          service cost                                44
        Net periodic postretirement
          benefit expense                         $6,873     $5,598     $4,564

                    NORWEST FINANCIAL, INC.

  13.   Postretirement Benefits, Continued:


  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1995 was 10% for 1996 decreasing each successive year until it reaches 8% in 1999, after which it remains constant. A one percent increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $7.8 million and net postretirement benefit expense by $1.3 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% at both December 31, 1995, and December 31, 1994.


  14. Summary of Operating Expenses.

  Following is a summary of operating expenses for the years 1995, 1994, and 1993:

                                               Years Ended December 31,

(In Thousands)                           1995           1994           1993
Salaries                               $226,165       $195,903       $179,185
Other employee benefits                  25,773         37,649         29,951
Depreciation and amortization            25,404         27,339         26,086
Rent - real estate leases                24,691         22,686         20,854
Payroll taxes                            17,680         16,360         14,129
Data and voice communication             16,118         15,884         14,331
Collection and credit information        14,487         14,343         13,765
Postage                                  13,770         11,912         11,218
Advertising                              13,404         12,731         11,137
Travel                                    8,825          8,646         10,319
Retirement Plan                           8,367          8,434          4,184
Taxes other than income taxes             7,785          6,656          5,636
Stationery and supplies                   7,497          7,319          6,694
Rent - data processing
  equipment leases                        5,636          6,556          9,585
Equipment repairs and maintenance         4,835          4,929          4,645
Management fees paid to Norwest
  Corporation                             3,835          2,321          2,199
Other                                    37,638         34,715         34,750

Total operating expenses               $461,910       $434,383       $398,668

                    NORWEST FINANCIAL, INC.

 15. Statements of Consolidated Cash Flows.

 The Company and its subsidiaries consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

                                                Years Ended December 31,


 (In Thousands)                           1995            1994           1993

 Cash paid for:
      Interest                          $328,255        $242,386
 $235,432
      Income taxes                       181,022         118,907
 130,872


  16.  Concentrations of Credit Risk.

  The Company and its subsidiaries are primarily engaged in the consumer finance business. The average balance outstanding with any individual customer is not significant. At December 31, 1995, the Company had 1,029 consumer finance offices in 46 states, Guam, Puerto Rico, and all ten Canadian provinces compared with 942 consumer finance offices in 45 states, Guam and ten Canadian provinces at December 31, 1994. Credit cards are issued by Dial Bank to customers located nationwide. Dial National Bank issues private label and dual-line Co-Branded credit cards nationwide. Insurance premium financing is provided for liability and material damage auto insurance in California, Arizona, Texas, and 10 states located throughout the southeastern United States.

  A subsidiary of the Company also provides accounts receivable financing primarily to high quality furniture stores across the country. In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on health care equipment.

                    NORWEST FINANCIAL, INC.

  17.  Selected Quarterly Financial Data (Unaudited).

  Selected quarterly financial data for 1995 and 1994 were as follows:

  (In Thousands)                       Interest     Provision
                           Total       and Debt     for Credit
  Quarter Ended            Income      Expense        Losses       Net
  Earnings

  March 31, 1994          $279,695      $60,419       $25,146         $52,148

  June 30, 1994            287,181       63,568        25,932          52,391

  September 30, 1994       297,284       67,076        28,263          54,303

  December 31, 1994        311,125       68,542        29,529          64,498

  March 31, 1995           322,275       79,431        30,314          56,977

  June 30, 1995            353,991       92,545        31,497          68,756

  September 30, 1995       361,940       92,165        39,680          64,286

  December 31, 1995        381,152       94,938        41,827          77,922


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

  Finance Receivables and Notes Receivable - Affiliates. The interest rates on the receivables outstanding at December 31, 1995, and 1994, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value.

  Loans Payable - Short-term and Accrued Interest Payable. Carrying value is a reasonable estimate of fair value. The carrying amount approximates fair value due to the short maturity of these instruments.

                    NORWEST FINANCIAL, INC.

     Notes to Consolidated Financial Statements, Concluded


  18.  Fair Value of Financial Instruments, Continued:

  Other Receivables from Affiliate and Other Payables to Affiliates. Due to the relatively short period of time between the origination of these instruments and the expected realization, the carrying value of other receivables from affiliate and other payables to affiliates is a reasonable estimate of fair value.

  Long-term Debt. Based on quoted market rates for the same or similar issues or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $4,195,715,000 as of December 31, 1995 and $2,922,103,000 as of December
  31, 1994.


  19. Notes Receivable - Affiliates.

  Notes receivable - affiliates were $552,005,000 and $376,886,000 at December 31, 1995, and 1994, respectively. Notes receivable - affiliates include a combination of short-term and long-term notes receivable. Effective May 4, 1995, Norwest Financial, Inc. made term loans totaling $500 million to an affiliate, Island Finance Puerto Rico, Inc. The loans have a weighted average interest rate of 8.80% and mature in 2000. The remainder of notes outstanding at December 31, 1995 and the notes outstanding at December, 1994, earn interest at rates that approximate the cost of borrowings of the Company.

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

  Omitted in accordance with General Instruction J(2)(c).


                            PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

  (1) Financial Statements:

     a.    Consolidated balance sheets as of December 31, 1995, and 1994.

     b. Statements of consolidated earnings and retained earnings for the years ended December 31, 1995, 1994, and 1993.

     c. Statements of consolidated cash flows for the years ended December 31, 1995, 1994, and 1993.

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

     *(12) Computation of ratios of earnings to fixed charges for the years ended December 31, 1995, 1994, 1993, 1992, and 1991.

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
          55                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 1996.

                                           NORWEST FINANCIAL, INC.


                                           By        \s\James R. Berens
                                                        James R. Berens
                                                           President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 13th day of March 1996.


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