Form 10-Q
period 1996-03-31
NORWEST FINANCIAL INC
filed 1996-05-10
CIK 708481

<PAGE 1>
                            Form 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                Quarterly Report Under Section 13
              of the Securities Exchange Act of 1934




For Quarter Ended       March 31, 1996      Commission file number  2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of May 1, 1996.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.



<PAGE 2>
                  PART I.  FINANCIAL INFORMATION

                     NORWEST FINANCIAL, INC.

             Consolidated Balance Sheets (Unaudited)

                      (Thousands of Dollars)



                                              March 31,     December 31,

         Assets                                 1996            1995

Cash and cash equivalents                    $  105,289      $   72,991

Marketable securities                           762,294         757,291



Finance receivables:
  Consumer:
    Loans                                     3,142,736       3,172,895
    Sales finance                             1,508,997       1,567,629
    Other                                       560,843         586,840
  Commercial                                    493,869         507,480

            Total finance receivables         5,706,445       5,834,844

  Less allowance for credit losses              161,072         158,618

            Finance receivables - net         5,545,373       5,676,226



Notes receivable - affiliates                   529,109         552,005



Property and equipment (at cost, less
  accumulated depreciation of $97,482
  for 1996 and $94,334 for 1995)                 64,399          63,888

Deferred income taxes                            50,372          40,072

Other receivables from affiliate                                 31,643

Other assets                                    181,806         345,143


            Total assets                     $7,238,642      $7,539,259



See accompanying notes to consolidated financial statements.
<PAGE 3>
                     NORWEST FINANCIAL, INC.

             Consolidated Balance Sheets (Unaudited)

                      (Thousands of Dollars)



                                             March 31,      December 31,
            Liabilities and
         Stockholder's Equity                   1996            1995

Loans payable - short-term:
  Commercial paper                          $1,683,609       $1,739,683
  Other                                                         218,800
Unearned insurance premiums and commissions    134,330          140,020
Insurance claims and policy reserves            35,367           34,683
Accrued interest payable                        78,608           76,916
Other payables to affiliates                     4,839
Other liabilities                              218,168          210,029

Long-term debt:
  Senior                                     3,850,519        3,864,531
  Subordinated                                 217,000          217,000

            Total long-term debt             4,067,519        4,081,531

            Total liabilities                6,222,440        6,501,662





Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                        3,855            3,855
  Additional paid in capital                    90,766           90,766
  Retained earnings (note 2)                   920,365          933,366
  Foreign currency translation adjustment       (4,948)          (5,393)
  Net unrealized holding gain
    on marketable securities                     6,164           15,003


            Total stockholder's equity       1,016,202        1,037,597

            Total liabilities and
            stockholder's equity            $7,238,642       $7,539,259




See accompanying notes to consolidated financial statements.
<PAGE 4>
                     NORWEST FINANCIAL, INC.

         Statements of Consolidated Earnings (Unaudited)

                      (Thousands of Dollars)




                                             Three Months Ended March 31,

                                                  1996          1995

Income:

  Finance charges and interest                  $296,425      $268,075

  Insurance premiums and commissions              33,078        27,817

  Other income (note 3)                           44,825        28,264

         Total income                            374,328       324,156


Expenses:

  Operating expenses                             126,140       114,224

  Interest and debt expense                       94,704        81,312

  Provision for credit losses                     45,952        30,314

  Insurance losses and loss expenses               9,890         9,553

         Total expenses                          276,686       235,403

         Earnings before income taxes             97,642        88,753

Income taxes                                      35,643        31,776

         Net earnings                           $ 61,999      $ 56,977












See accompanying notes to consolidated financial statements.
<PAGE 5>
                       NORWEST FINANCIAL, INC.

           Statements of Consolidated Cash Flows (Unaudited)
           Increase (Decrease) in Cash and Cash Equivalents

                        (Thousands of Dollars)

                                                 Three Months Ended March 31,

                                                     1996            1995
Cash flows from operating activities:
  Net earnings                                   $   61,999      $   56,977
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                    45,952          30,314
      Depreciation and amortization                   6,773           6,364
      Deferred income taxes                          (5,396)          3,054
      Other receivables from affiliate               31,643
      Other assets                                   26,730           3,016
      Unearned insurance premiums
        and commissions                              (5,690)           (778)
      Insurance claims and policy reserves              684             970
      Accrued interest payable                        1,692          12,197
      Other payables to affiliates                    4,839          18,564
      Other liabilities                               8,139         (32,228)

Net cash flows from operating activities            177,365          98,450

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         1,393,407       1,208,168
      Receivables originated or purchased        (1,308,506)     (1,273,225)
  Proceeds from sales of marketable securities       49,825           8,612
  Proceeds from maturities of
    marketable securities                            14,461          12,375
  Purchase of marketable securities                 (83,032)        (37,422)
  Net additions to property and equipment            (4,343)         (3,004)
  Net decrease in note receivable - affiliates       22,896          51,197
  Contributed subsidiaries received, net of
    cash and cash equivalents                                         2,477
  Other                                             134,559         122,421

Net cash flows used for investing activities        219,267          91,599

Cash flows from financing activities:
  Net decrease in loans payable -
    short term                                     (274,874)       (546,923)
  Proceeds from issuance of long-term debt-
    Senior                                                          450,000
  Repayments of long-term debt-
    Senior                                          (14,460)            (38)
  Dividends paid                                    (75,000)        (50,000)

Net cash flows used for financing activities       (364,334)       (146,961)

Net increase in cash and cash equivalents            32,298          43,088

Cash and cash equivalents beginning of period        72,991          63,496

Cash and cash equivalents end of period          $  105,289      $  106,584

See accompanying notes to consolidated financial statements.
<PAGE 6>
                    NORWEST FINANCIAL, INC.

      Notes to Consolidated Financial Statements (Unaudited)


The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included.


1.    Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation.

2.    Dividend Restrictions.

Certain of the Company's bank credit agreements contain requirements as to maintenance of net worth (as defined). Approximately $58 million of consolidated retained earnings was unrestricted at March 31, 1996.

3.    Other Income.

Income from affiliates was $14.7 million and $1.9 million for the three months ended March 31, 1996 and 1995, respectively.

Interest and dividends from marketable securities and cash equivalents were $12.7 million and $11.6 million for the three months ended March 31, 1996 and 1995, respectively.

4.    Reclassifications.

Certain amounts in the 1995 financial statements have been reclassified to conform to the presentation used in the 1996 financial statements.



<PAGE 7>
                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations



Norwest Financial's total income (revenue) increased 15% for the first three months ($374.3 million in the first three months of 1996 compared with $324.2 million in the first three months of 1995).

Income from finance charges and interest increased 11% for the first three months ($296.4 million in the first three months of 1996 compared with $268.1 million in the first three months of 1995). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first three months of 1996 increased 13% from the first three months of 1995; average consumer receivables outstanding increased 14% while average commercial receivables outstanding increased 1%.

                                              Three Months Ended March 31,

Rate of charge on finance receivables:             1996       1995

      Consumer                                     21.00%     21.47%
      Commercial                                   14.87      14.85
      Total                                        20.47      20.83

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average finance receivables was due primarily to regular business activity.

Insurance premiums and commissions increased 19% ($33.1 million in the first three months of 1996 compared with $27.8 million in the first three months of
1995). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 7% in the first three months of 1996 compared with the first three months of 1995. In addition, Norwest Financial began providing credit insurance as part of the consumer finance business of several affiliates in the second quarter of 1995 and a non-related company in the fourth quarter of 1995. Insurance premiums and commissions on these arrangements were $4.3 million in the first three months of 1996. Insurance losses and loss expenses increased 4% ($9.9 million in the first three months of 1996 compared with $9.6 million in the first three months of 1995). Insurance losses and loss expenses on the new insurance arrangements noted above were $.4 million in the first three months of 1996.


<PAGE 8>
                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations, Continued


Other income increased 59% ($44.8 million in the first three months of 1996 compared with $28.3 million in the first three months of 1995). Income from affiliates was $14.7 million in the first three months of 1996 compared with $1.9 million in the first three months of 1995. Changes in income from affiliates result from changes in notes receivable - affiliate combined with management fees charged to affiliates. Average notes receivable - affiliate increased $347 million from the first three months of 1995. Effective May 4, 1995, Norwest Financial, Inc. agreed to lend $500 million in term loans to an affiliate, Island Finance Puerto Rico, Inc. This debt has a weighted average interest rate of 8.80% and matures in 2000.

Operating expenses increased 10% ($126.1 million in the first three months of 1996 compared with $114.2 million in the first three months of 1995). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At March 31, 1996, Norwest Financial was operating 1,024 consumer finance branch offices compared with 1,003 at March 31, 1995.

Interest and debt expense increased 16% ($94.7 million in the first three months of 1996 compared with $81.3 million in the first three months of 1995). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables, dividends, and notes receivable - affiliates and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first three months of 1996 increased 20% from the first three months of 1995.

                                             Three Months Ended March 31,

Costs of funds:                                    1996       1995

      Short-term                                   5.51%      6.27%
      Long-term                                    6.94       6.96
      Total                                        6.52       6.75

Changes in average debt outstanding generally corresponds to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables increased 13% from the first three months of 1995. Average notes receivable - affiliates increased by $347 million from the first three months of 1995.

Provision for credit losses increased 52% ($46.0 million in the first three months of 1996 compared with $30.3 million in the first three months of 1995). Net write-offs as a percentage of average net receivables outstanding increased to .77% in the first three months of 1996 compared with .57% in the first three months of 1995.




<PAGE 9>
                    NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations, Concluded


Federal and state income taxes increased 12% ($35.6 million in the first three months of 1996 compared with $31.8 million in the first three months of 1995). The increase was due primarily to the increase in earnings before income taxes. The effective tax rate was 36.5% for the first three months of 1996 and 35.8% for the first three months of 1995.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At March 31, 1996, lines of credit and revolving credit agreements totaling $1,329 million were being maintained at 32 unaffiliated banks. None of this credit was in use at the time.

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



<PAGE 10>
                   PART II.  OTHER INFORMATION

                     NORWEST FINANCIAL, INC.


Item 5.  Other Information.

               RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

       Three Months Ended                    Years Ended December 31,
          March 31, 1996                 1995    1994    1993    1992    1991

             2.00                        2.13    2.26    2.22    2.02    1.74


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for the years ended December 31, 1995, 1994, 1993, 1992 and 1991
                    and the three months ended March 31, 1996.

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

Date: May 1, 1996


                                  By    \s\ Robert W. Bettle

                                              Robert W. Bettle
                                        Vice President and Controller
                                        (Principal Accounting Officer)