Form 10-Q
period 1996-06-30
NORWEST FINANCIAL INC
filed 1996-08-08
CIK 708481

                            Form 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                Quarterly Report Under Section 13
              of the Securities Exchange Act of 1934




For Quarter Ended       June 30, 1996       Commission file number  2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of August 1, 1996.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                  PART I.  FINANCIAL INFORMATION

                     NORWEST FINANCIAL, INC.

                   Consolidated Balance Sheets

                      (Thousands of Dollars)


                                             (Unaudited)
                                              June 30,      December 31,

         Assets                                 1996            1995

Cash and cash equivalents                    $   92,415      $   72,991

Marketable securities                           774,311         757,291



Finance receivables:
  Consumer:
    Loans                                     3,222,635       3,172,895
    Sales finance                             1,569,279       1,567,629
    Other                                       497,880         586,840
  Commercial                                    491,396         507,480

            Total finance receivables         5,781,190       5,834,844

  Less allowance for credit losses              163,532         158,618

            Finance receivables - net         5,617,658       5,676,226



Notes receivable - affiliates                   638,684         552,005



Property and equipment (at cost, less
  accumulated depreciation of $91,863
  for 1996 and $94,334 for 1995)                 66,735          63,888

Deferred income taxes                            49,238          40,072

Other receivables from affiliate                                 31,643

Other assets                                    194,584         345,143


            Total assets                     $7,433,625      $7,539,259



See accompanying notes to consolidated financial statements.

                     NORWEST FINANCIAL, INC.

                   Consolidated Balance Sheets

                      (Thousands of Dollars)


                                            (Unaudited)
                                              June 30,      December 31,
            Liabilities and
         Stockholder's Equity                   1996            1995

Loans payable - short-term:
  Commercial paper                          $1,745,946       $1,739,683
  Affiliates                                    24,560
  Other                                                         218,800
Unearned insurance premiums and commissions    136,099          140,020
Insurance claims and policy reserves            37,913           34,683
Accrued interest payable                        77,672           76,916
Other payables to affiliates                    74,254
Other liabilities                              242,997          210,029

Long-term debt:
  Senior                                     3,844,503        3,864,531
  Subordinated                                 197,000          217,000
  Subordinated - Affiliate                      50,000

            Total long-term debt             4,091,503        4,081,531

            Total liabilities                6,430,944        6,501,662





Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                        3,855            3,855
  Additional paid in capital                    90,766           90,766
  Retained earnings (note 2)                   912,363          933,366
  Foreign currency translation adjustment       (5,346)          (5,393)
  Net unrealized holding gain
    on marketable securities                     1,043           15,003


            Total stockholder's equity       1,002,681        1,037,597

            Total liabilities and
            stockholder's equity            $7,433,625       $7,539,259




See accompanying notes to consolidated financial statements.

                     NORWEST FINANCIAL, INC.

         Statements of Consolidated Earnings (Unaudited)

                      (Thousands of Dollars)


                                                Quarter Ended June 30,         Six Months Ended June 30,

                                                  1996         1995                1996           1995
Income:

  Finance charges and interest                  $296,939      $275,351            $593,364      $543,426

  Insurance premiums and commissions              34,553        30,331              67,631        58,148

  Other income (note 3)                           46,618        46,428              91,443        74,692

         Total income                            378,110       352,110             752,438       676,266



Expenses:

  Operating expenses                             128,276       114,263             254,416       228,487

  Interest and debt expense                       92,703        90,664             187,407       171,976

  Provision for credit losses                     43,884        31,497              89,836        61,811

  Insurance losses and loss expenses              10,147         8,639              20,037        18,192

         Total expenses                          275,010       245,063             551,696       480,466

         Earnings before income taxes            103,100       107,047             200,742       195,800

Income taxes                                      36,102        38,291              71,745        70,067

         Net earnings                           $ 66,998      $ 68,756            $128,997      $125,733











See accompanying notes to consolidated financial statements.

                       NORWEST FINANCIAL, INC.

           Statements of Consolidated Cash Flows (Unaudited)
           Increase (Decrease) in Cash and Cash Equivalents

                        (Thousands of Dollars)

                                                  Six Months Ended June 30,

                                                     1996            1995

Cash flows from operating activities:
  Net earnings                                   $  128,997      $  125,733
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses                    89,836          61,811
      Depreciation and amortization                  13,665          12,837
      Deferred income taxes                          (1,596)          2,540
      Other receivables from affiliate               31,643
      Other assets                                   20,270           5,866
      Unearned insurance premiums
        and commissions                              (3,921)          9,398
      Insurance claims and policy reserves            3,230           2,159
      Accrued interest payable                          756          18,616
      Other payables to affiliates                   74,254          (4,034)
      Other liabilities                              32,968           1,519

Net cash flows from operating activities            390,102         236,445

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         2,802,231       2,408,966
      Receivables originated or purchased        (2,833,499)     (2,660,637)
  Proceeds from sales of marketable securities       85,358          34,531
  Proceeds from maturities of
    marketable securities                            26,855          17,497
  Purchase of marketable securities                (150,763)        (96,025)
  Net additions to property and equipment           (10,658)        (11,584)
  Net increase in notes receivable - affiliates     (86,679)       (430,374)
  Contributed subsidiaries received, net of
    cash and cash equivalents                                         2,477
  Other                                             124,314         124,520

Net cash flows used for investing activities        (42,841)       (610,629)

Cash flows from financing activities:
  Net decrease in loans payable -
    short term                                     (187,977)       (207,273)
  Proceeds from issuance of long-term debt:
    Senior                                                          779,411
    Subordinated - affiliate                         50,000
  Repayments of long-term debt:
    Senior                                          (19,860)         (5,438)
    Subordinated                                    (20,000)        (30,000)
  Dividends paid                                   (150,000)        (85,000)

Net cash flows from (used for)
  financing activities                             (327,837)        451,700

Net increase in cash and cash equivalents            19,424          77,516

Cash and cash equivalents beginning of period        72,991          63,496

Cash and cash equivalents end of period          $   92,415      $  141,012

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

2.    Dividend Restrictions.

Certain of the Company's bank credit agreements contain requirements as to maintenance of net worth (as defined). Approximately $52 million of consolidated retained earnings was unrestricted at June 30, 1996.

3.    Other Income.

Income from affiliates was $13.6 million and $15.2 million for the quarters ended June 30, 1996 and 1995, respectively, and $28.3 million and $17.1 million for the six months ended June 30, 1996 and 1995, respectively.

Interest and dividends from marketable securities and cash equivalents were $12.9 million and $13.0 million for the quarters ended June 30, 1996 and 1995, respectively and $25.7 million and $24.6 million for the six months ended June 30, 1996 and 1995, respectively.

4.    Reclassifications.

Certain amounts in the 1995 financial statements have been reclassified to conform to the presentation used in the 1996 financial statements.

                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


Norwest Financial's performance for the second quarter of 1996 closely paralleled performance for the first six months of 1996. The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

Norwest Financial's total income (revenue) increased 11% for the first six months ($752.4 million in the first six months of 1996 compared with $676.3 million in the first six months of 1995).

Income from finance charges and interest increased 9% for the first six months ($593.4 million in the first six months of 1996 compared with $543.4 million in the first six months of 1995). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 1996 increased 11% from the first six months of 1995; average consumer receivables outstanding increased 12% while average commercial receivables outstanding remained the same.

                                               Six Months Ended June 30,

Rate of charge on finance receivables:             1996       1995

      Consumer                                     21.16%     21.60%
      Commercial                                   14.99      14.77
      Total                                        20.62      20.95

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average finance receivables was due primarily to regular business activity.

Insurance premiums and commissions increased 16% ($67.6 million in the first six months of 1996 compared with $58.1 million in the first six months of
1995). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 6% in the first six months of 1996 compared with the first six months of 1995. In addition, Norwest Financial began providing credit insurance as part of the consumer finance business of several affiliates in the second quarter of 1995 and a non-related company in the fourth quarter of 1995. Insurance premiums and commissions on these arrangements were $8.8 million in the first six months of 1996 compared with $1.4 million in the first six months of 1995. Insurance losses and loss expenses increased 10% ($20.0 million in the first six months of 1996 compared with $18.2 million in the first six months of 1995). Insurance losses and loss expenses on the new insurance arrangements noted above were $1.0 million in the first six months of 1996 compared with $.1 million in the first six months of 1995.

                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations, Continued


Other income increased 22% ($91.4 million in the first six months of 1996
compared with $74.7 million in the first six months of 1995).   Income from
affiliates was $28.3 million in the first six months of 1996 compared with $17.1 million in the first six months of 1995. Changes in income from affiliates result from changes in notes receivable - affiliate combined with management fees charged to affiliates. Average notes receivable - affiliate increased $255 million from the first six months of 1995. Effective May 4, 1995, Norwest Financial, Inc. agreed to lend $500 million in term loans to an affiliate, Island Finance Puerto Rico, Inc. This debt has a weighted average interest rate of 8.80% and matures in 2000. Other income remained about the same in the second quarter of 1996 compared with the second quarter of 1995 ($46.6 million compared with $46.4 million). Income from affiliates was $13.6 million in the second quarter of 1996 compared with $15.2 million in the second quarter of 1995.

Operating expenses increased 11% ($254.4 million in the first six months of 1996 compared with $228.5 million in the first six months of 1995). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At June 30, 1996, Norwest Financial was operating 1,047 consumer finance branch offices compared with 1,024 at June 30, 1995.

Interest and debt expense increased 9% ($187.4 million in the first six months of 1996 compared with $172.0 million in the first six months of 1995). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables, dividends, and notes receivable - affiliates and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first six months of 1996 increased 14% from the first six months of 1995.

                                               Six Months Ended June 30,

Costs of funds:                                    1996       1995

      Short-term                                   5.44%      6.31%
      Long-term                                    6.94       7.00
      Total                                        6.50       6.79

Changes in average debt outstanding generally corresponds to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables increased 11% from the first six months of 1995. Average notes receivable - affiliates increased by $255 million from the first six months of 1995. Interest and debt expense increased 2% in the second quarter of 1996 compared with the second quarter of 1995 ($92.7 million compared with $90.7 million). Average total outstanding borrowings in the second quarter of 1996 increased 8% from the second quarter of 1995. The total cost of funds was 6.48% in the second quarter of 1996 compared with 6.83% in the second quarter of 1995.

Provision for credit losses increased 45% ($89.8 million in the first six months of 1996 compared with $61.8 million in the first six months of 1995). Net write-offs as a percentage of average net receivables outstanding increased to 1.51% in the first six months of 1996 compared with 1.12% in the first six months of 1995.

                    NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
   of Financial Condition and Results of Operations, Concluded


Federal and state income taxes increased 2% ($71.7 million in the first six months of 1996 compared with $70.1 million in the first six months of 1995). The increase was due primarily to the increase in earnings before income taxes. The effective tax rate was 35.7% for the first six months of 1996 and 35.8% for the first six months of 1995. Federal and state income taxes decreased 6% in the second quarter of 1996 compared with the second quarter of 1995 ($36.1 million compared with $38.3 million). The effective tax rate was 35.0% for the second quarter of 1996 and 35.8% for the second quarter of 1995.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At June 30, 1996, lines of credit and revolving credit agreements totaling $1,328 million were being maintained at 32 unaffiliated banks. None of this credit was in use at the time.

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

                   PART II.  OTHER INFORMATION

                     NORWEST FINANCIAL, INC.


Item 5.  Other Information.

               RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

        Six Months Ended                      Years Ended December 31,
          June 30, 1996                  1995    1994    1993    1992    1991

             2.04                        2.13    2.26    2.22    2.02    1.74


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for the years ended December 31, 1995, 1994, 1993, 1992 and 1991
                    and the six months ended June 30, 1996.

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

Date: August 1, 1996


                                  By  \S\ Robert W. Bettle
                                              Robert W. Bettle
                                        Vice President and Controller
                                        (Principal Accounting Officer)