Form 10-Q
period 1996-09-30
NORWEST FINANCIAL INC
filed 1996-11-12
CIK 708481

                            Form 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                Quarterly Report Under Section 13
              of the Securities Exchange Act of 1934




For Quarter Ended     September 30, 1996    Commission file number  2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of November 1, 1996.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                  PART I.  FINANCIAL INFORMATION

                     NORWEST FINANCIAL, INC.

                   Consolidated Balance Sheets

                      (Thousands of Dollars)


                                             (Unaudited)
                                            September 30,   December 31,

         Assets                                 1996            1995

Cash and cash equivalents                    $  108,806      $   72,991

Marketable securities                           804,811         757,291



Finance receivables:
  Consumer:
    Loans                                     3,289,255       3,172,895
    Sales finance                             1,632,584       1,567,629
    Other                                       492,442         586,840
  Commercial                                    484,884         507,480

            Total finance receivables         5,899,165       5,834,844

  Less allowance for credit losses              168,022         158,618

            Finance receivables - net         5,731,143       5,676,226



Notes receivable - affiliates                   556,647         552,005



Property and equipment (at cost, less
  accumulated depreciation of $93,472
  for 1996 and $94,334 for 1995)                 71,254          63,888

Deferred income taxes                            51,054          40,072

Other receivables from affiliate                                 31,643

Other assets                                    173,852         345,143


            Total assets                     $7,497,567      $7,539,259





See accompanying notes to consolidated financial statements.

                     NORWEST FINANCIAL, INC.

                   Consolidated Balance Sheets

                      (Thousands of Dollars)


                                            (Unaudited)
                                           September 30,    December 31,
            Liabilities and
         Stockholder's Equity                   1996            1995

Loans payable - short-term:
  Commercial paper                          $1,807,286       $1,739,683
  Affiliates                                    71,840
  Other                                                         218,800
Unearned insurance premiums and commissions    137,309          140,020
Insurance claims and policy reserves            39,680           34,683
Accrued interest payable                        77,598           76,916
Other payables to affiliates                    23,735
Other liabilities                              228,622          210,029

Long-term debt:
  Senior                                     3,842,990        3,864,531
  Subordinated                                 197,000          217,000
  Subordinated - affiliate                      50,000

            Total long-term debt             4,089,990        4,081,531

            Total liabilities                6,476,060        6,501,662





Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                        3,855            3,855
  Additional paid in capital                    90,766           90,766
  Retained earnings (note 2)                   929,920          933,366
  Foreign currency translation adjustment       (5,149)          (5,393)
  Net unrealized holding gain
    on marketable securities                     2,115           15,003


            Total stockholder's equity       1,021,507        1,037,597

            Total liabilities and
            stockholder's equity            $7,497,567       $7,539,259






See accompanying notes to consolidated financial statements.

                       NORWEST FINANCIAL, INC.

           Statements of Consolidated Earnings (Unaudited)

                       (Thousands of Dollars)

                                               Quarter Ended            Nine Months Ended
                                               September 30,              September 30,

                                              1996        1995           1996         1995
Income:

  Finance charges and interest              $303,295    $283,085     $  896,659    $  826,511

  Insurance premiums and commissions          35,184      33,970        102,815        92,118

  Other income (note 3)                       44,853      44,885        136,296       119,577

         Total income                        383,332     361,940      1,135,770     1,038,206



Expenses:

  Operating expenses                         128,685     119,530        383,101       348,017

  Interest and debt expense                   92,557      92,165        279,964       264,141

  Provision for credit losses                 49,295      39,680        139,131       101,491

  Insurance losses and loss expenses           9,102      10,337         29,139        28,529

         Total expenses                      279,639     261,712        831,335       742,178

         Earnings before income taxes        103,693     100,228        304,435       296,028

Income taxes                                  36,136      35,942        107,881       106,009

         Net earnings                       $ 67,557    $ 64,286     $  196,554    $  190,019
















See accompanying notes to consolidated financial statements.

                      NORWEST FINANCIAL, INC.

              Statements of Consolidated Cash Flows (Unaudited)
             Increase (Decrease) in Cash and Cash Equivalents

                          (Thousands of Dollars)

                                               Nine Months Ended September 30,

                                                     1996            1995

Cash flows from operating activities:
  Net earnings                                   $  196,554      $  190,019
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
      Provision for credit losses                   139,131         101,491
      Depreciation and amortization                  19,411          19,366
      Deferred income taxes                          (3,978)           (200)
      Other receivables from affiliate               31,643
      Other assets                                   42,929         (29,645)
      Unearned insurance premiums
        and commissions                              (2,711)         11,622
      Insurance claims and policy reserves            4,997           2,634
      Accrued interest payable                          682          22,804
      Other payables to affiliates                   23,735          (7,170)
      Other liabilities                              18,593          10,372

Net cash flows from operating activities            470,986         321,293

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         4,171,482       3,624,057
      Receivables originated or purchased        (4,365,530)     (4,080,803)
  Proceeds from sales of marketable securities      113,588          64,916
  Proceeds from maturities of
    marketable securities                            41,374          31,482
  Purchase of marketable securities                (222,374)       (165,924)
  Net additions to property and equipment           (17,809)        (14,418)
  Net increase in notes receivable - affiliates      (4,642)       (388,696)
  Contributed subsidiaries received, net of
    cash and cash equivalents                                         2,477
  Other                                             119,707         130,612

Net cash flows used for investing activities       (164,204)       (796,297)

Cash flows from financing activities:
  Net decrease in loans payable -
    short term                                      (79,357)       (169,462)
  Proceeds from issuance of long-term debt:
      Senior                                        100,000         929,411
      Subordinated - affiliate                       50,000
  Repayments of long-term debt:
      Senior                                       (121,610)        (81,638)
      Subordinated                                  (20,000)        (30,650)
  Dividends paid                                   (200,000)       (130,000)

Net cash flows from (used for)
  financing activities                             (270,967)        517,661

Net increase in cash and cash equivalents            35,815          42,657

Cash and cash equivalents beginning of period        72,991          63,496

Cash and cash equivalents end of period          $  108,806      $  106,153

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

   2.    Dividend Restrictions.

   Certain of the Company's bank credit agreements contain requirements as to maintenance of net worth (as defined). Approximately $48 million of consolidated retained earnings was unrestricted at September 30, 1996.

   3.    Other Income.

   Income from affiliates was $13.9 million and $13.2 million for the quarters ended September 30, 1996 and 1995, respectively, and $42.2 million and $30.3 million for the nine months ended September 30, 1996 and 1995, respectively.

   Interest and dividends from marketable securities and cash equivalents were $13.2 million and $12.2 million for the quarters ended September 30, 1996 and 1995, respectively and $38.9 million and $36.8 million for the nine months ended September 30, 1996 and 1995, respectively.

                   NORWEST FINANCIAL, INC.

                                   Management's Discussion and Analysis
                of Financial Condition and Results of Operations


   Norwest Financial's performance for the third quarter of 1996 closely paralleled performance for the first nine months of 1996. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

   Norwest Financial's total income (revenue) increased 9% for the first nine months ($1,135.8 million in the first nine months of 1996 compared with $1,038.2 million in the first nine months of 1995).

   Income from finance charges and interest increased 8% for the first nine months ($896.7 million in the first nine months of 1996 compared with $826.5 million in the first nine months of 1995). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 1996 increased 10% from the first nine months of 1995; average consumer receivables outstanding increased 11% while average commercial receivables outstanding declined 1%.

                                           Nine Months Ended September 30,

   Rate of charge on finance receivables:             1996       1995

         Consumer                                     21.23%     21.63%
         Commercial                                   14.99      14.70
         Total                                        20.70      20.97

   The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average finance receivables was due primarily to regular business activity.

   Insurance premiums and commissions increased 12% ($102.8 million in the first nine months of 1996 compared with $92.1 million in the first nine months of 1995). Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 5% in the first nine months of 1996 compared with the first nine months of 1995. In addition, Norwest Financial began providing credit insurance as part of the consumer finance business of several affiliates in the second quarter of 1995 and a non-related company in the fourth quarter of 1995. Insurance premiums and commissions on these arrangements were $13.7 million in the first nine months of 1996 compared with $5.0 million in the first nine months of 1995. Insurance premiums and commissions increased 4% in the third quarter of 1996 compared with the third quarter of 1995 ($35.2 million compared with $34.0 million). Average consumer finance loans outstanding increased 4% in the third quarter of 1996 compared with the same period in 1995. In addition, the income from the credit insurance provided as part of the consumer finance business of several affiliates and a non-related company totaled $4.9 million in the third quarter of 1996 compared with $3.6 million in the third quarter of 1995.

                            NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations, Continued


   Insurance losses and loss expenses increased 2% ($29.1 million in the first nine months of 1996 compared with $28.5 million in the first nine months of 1995). Insurance losses and loss expenses on the new insurance arrangements noted above were $1.6 million in the first nine months of 1996 compared with $.7 million in the first nine months of 1995.

   Other income increased 14% ($136.3 million in the first nine months of 1996 compared with $119.6 million in the first nine months of 1995). Income from affiliates was $42.2 million in the first nine months of 1996 compared with $30.3 million in the first nine months of 1995. Changes in income from affiliates result from changes in notes receivable - affiliate combined with management fees charged to affiliates. Average notes receivable - affiliate increased $179 million from the first nine months of 1995. Effective May 4, 1995, Norwest Financial, Inc. agreed to lend $500 million in term loans to an affiliate, Island Finance Puerto Rico, Inc. This debt has a weighted average interest rate of 8.80% and matures in 2000. Other income remained the same in the third quarter of 1996 compared with the third quarter of 1995 ($44.9 million). Income from affiliates was $13.9 million in the third quarter of 1996 compared with $13.2 million in the third quarter of 1995.

   Operating expenses increased 10% ($383.1 million in the first nine months of 1996 compared with $348.0 million in the first nine months of
   1995). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At September 30, 1996, Norwest Financial was operating 1,061 consumer finance branch offices compared with 1,025 at September 30, 1995.

   Interest and debt expense increased 6% ($280.0 million in the first nine months of 1996 compared with $264.1 million in the first nine months of
   1995). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding due to funding requirements for receivables, dividends, and notes receivable - affiliates and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first nine months of 1996 increased 11% from the first nine months of 1995.

                                         Nine Months Ended September 30,

   Costs of funds:                               1996       1995

         Short-term                              5.41%      6.21%
         Long-term                               6.92       7.00
         Total                                   6.46       6.77

   Changes in average debt outstanding generally corresponds to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates increased 12% from the first nine months of 1995.

                   NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations, Concluded


   Interest and debt expense remained about the same in the third quarter of 1996 compared with the third quarter of 1995 ($92.6 million compared with $92.2 million). Average total outstanding borrowings in the third quarter of 1996 increased 6% from the third quarter of 1995. The total cost of funds was 6.39% in the third quarter of 1996 compared with 6.73% in the third quarter of 1995.

   Provision for credit losses increased 37% ($139.1 million in the first nine months of 1996 compared with $101.5 million in the first nine months of 1995). Net write-offs as a percentage of average net receivables outstanding increased to 2.31% in the first nine months of 1996 compared with 1.77% in the first nine months of 1995.

   Federal and state income taxes increased 2% ($107.9 million in the first nine months of 1996 compared with $106.0 million in the first nine months of 1995). The increase was due primarily to the increase in earnings before income taxes. The effective tax rate was 35.4% for the first nine months of 1996 and 35.8% for the first nine months of 1995.

   The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At September 30, 1996, lines of credit and revolving credit agreements totaling $1,328 million were being maintained at 32 unaffiliated banks. None of this credit was in use at the time.

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

                   PART II.  OTHER INFORMATION

                     NORWEST FINANCIAL, INC.


   Item 5.  Other Information.

               RATIOS OF EARNINGS TO FIXED CHARGES

   The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

         Nine Months Ended                   Years Ended December 31,
         September 30, 1996           1995    1994    1993    1992   1991

                2.06                  2.13    2.26    2.22    2.02   1.74


   The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

    Exhibit (12)    Computation of ratios of earnings to fixed charges for
                the years ended December 31, 1995, 1994, 1993, 1992 and 1991 and the nine months ended September 30, 1996.

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

   Date: November 1, 1996


                                     By    \s\ Robert W. Bettle
                                                 Robert W. Bettle
                                           Vice President and Controller
                                           (Principal Accounting Officer)