Form 10-K
period 1996-12-31
NORWEST FINANCIAL INC
filed 1997-03-24
CIK 708481

                            PART I

  Item 1.  Business.

                         THE COMPANY

  Norwest Financial, Inc. (the "Company") is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"). The Parent is a wholly-owned subsidiary of Norwest Corporation ("Norwest"), an $80.2 billion diversified financial services organization. (Unless the context otherwise requires, any reference to "Norwest Financial" shall include the Company and its subsidiaries.)

  Norwest Financial is primarily engaged in the consumer finance business. Consumer finance receivables consist of loans made to individuals and sales finance contracts arising from the sale of goods and services (including the sale of new and used automobiles). Norwest Financial also has credit card receivables and insurance premium finance receivables in its consumer portfolio. At December 31, 1996, the Company and its consumer finance subsidiaries had 1,073 branch offices in 47 states, Guam, Puerto Rico, and the ten Canadian provinces. For a summary of total income, earnings before income taxes and total assets by country, see note 8 to the consolidated financial statements.

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

  Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for as a merger of interests under common control. Community Credit Co. is primarily engaged in consumer finance including loans secured by real estate and not secured by real estate and sales finance contracts arising from the sale of automobiles. Community Credit Co. had 55 branch offices and assets of $213.6 million at January 1, 1995. Net earnings in 1994 were $6.3 million. Unless otherwise noted, Community Credit Co. is included when discussing the consumer finance operations of the Company. Dial National Bank is primarily engaged in the credit card business and had assets of $112.2 million at January 1, 1995 and net earnings of $4.0 million for the year ended December 31, 1994.

  Effective May 4, 1995, Norwest purchased Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico which currently has 131 branch offices located in Puerto Rico, Panama, the Netherlands Antilles, the U.S. Virgin Islands, Aruba, and Costa Rica. Island Finance's principal business is making direct loans to individuals. Although Island Finance is not included in the Company's financial results, the Company manages Island Finance and provided approximately $500 million of its funding at December 31, 1996. In conjunction with the Island Finance acquisition, the Company also acquired the net assets of seven offices in Puerto Rico which are engaged in purchasing sales finance contracts. The acquisition of the net assets of those offices was accounted for as a purchase.

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

                     CONSUMER OPERATIONS



  At December 31, 1996, consumer receivables accounted for 92% of Norwest Financial's total finance receivables outstanding. The amount and type of consumer receivables outstanding in the United States and Canada is shown below:




               Consumer Receivables Outstanding

  (In Thousands)

                                   United States       Canada
  Total

  Loans:
    Secured by real estate           $1,519,556       $ 59,214      $1,578,770
    Not secured by real estate        1,365,311        380,574       1,745,885

      Total loans                     2,884,867        439,788       3,324,655

  Sales finance contracts             1,577,785        105,870       1,683,655

      Total consumer finance          4,462,652        545,658       5,008,310

  Other consumer receivables            447,021                        447,021

      Total consumer receivables     $4,909,673       $545,658      $5,455,331


  Loans had an average balance per account of $3,431. Sales finance contracts had an average balance per account of $1,104. Other consumer receivables include credit card receivables and insurance premium finance receivables.

  Geography

  At December 31, 1996, Norwest Financial had consumer finance branch offices in 47 states, Guam, Puerto Rico, and the ten Canadian provinces. The number of consumer finance branch offices and percentage of consumer finance receivables in the United States or Canada at December 31, 1996, is shown below. Community Credit Co. branch offices are shown separately from the rest of the United States finance business.

            Number of Branch Offices and Percent of Receivables

United States Consumer Finance

                             Percent of                                        Percent of
                              Consumer                                          Consumer
                   Branch      Finance                               Branch      Finance
  Location         Offices   Receivables           Location          Offices   Receivables
Alaska                 6         1.0%           Nebraska                10         1.1%
Arizona               17         1.8            Nevada                  15         1.5
California           103        11.2            New Hampshire            1          .1
Colorado              15         1.7            New Jersey              11         1.1
Connecticut            3          .3            New Mexico              20         2.0
Delaware               2          .2            New York                14         3.4
Florida               46         5.5            North Carolina          19         3.0
Georgia               22         2.8            North Dakota             5          .7
Guam                   2          .3            Ohio                    29         4.0
Hawaii                17         1.5            Oklahoma                18         2.0
Idaho                 13         1.3            Oregon                  13         1.4
Illinois              28         4.1            Pennsylvania            28         3.4
Indiana               16         1.6            Puerto Rico              7          .9
Iowa                  15         1.9            Rhode Island             4          .6
Kansas                 8          .8            South Carolina          25         2.8
Kentucky              25         2.5            South Dakota             4          .3
Louisiana             41         3.6            Tennessee               29         2.9
Maine                  1          .1            Texas                   54         5.6
Maryland              21         3.9            Utah                    13         1.6
Massachusetts         12         1.6            Virginia                11          .9
Michigan               2          .2            Washington              23         2.9
Minnesota             12         1.7            West Virginia            7          .7
Mississippi           24         1.8            Wisconsin               14         1.0
Missouri              27         3.3            Wyoming                  4          .3
Montana                7         1.1
                                                                       863       100.0%

Canadian Consumer Finance

                             Percent of                                         Percent of
                              Consumer                                          Consumer
                   Branch      Finance                               Branch      Finance
Location           Offices   Receivables        Location             Offices   Receivables
Alberta                9         5.7%           Nova Scotia             16        12.7%
British Columbia      19        12.3            Ontario                 41        32.0
Manitoba               4         3.0            Prince Edward Island     2         1.4
New Brunswick         12         7.7            Quebec                  21        13.7
Newfoundland          12         8.0            Saskatchewan             4         3.5

                                                                       140       100.0%


Community Credit Co.

                             Percent of                                         Percent of
                              Consumer                                          Consumer
                   Branch      Finance                               Branch      Finance
Location           Offices   Receivables        Location             Offices   Receivables
Arizona                5         8.4%           Nebraska                 1          .8%
California             1          .5            Nevada                   1          .7
Colorado               4         7.6            Ohio                     2         3.1
Illinois              10        18.3            Oregon                   1         1.1
Indiana                3         2.7            Pennsylvania             2         1.9
Minnesota             21        31.0            Washington               1          .5
Missouri               2         2.6            Wisconsin               16        20.8

                                                                        70       100.0%

  Growth and Volume of Consumer Finance Receivables

  The following tables present the growth and volume of Norwest Financial's loans and sales finance contracts for the five years ended December 31, 1996:

                     Consumer Finance Receivables
                  and Number of Accounts Outstanding

                           Percentage                Percentage    Average  Number
   At        Consumer       Increase                  Increase     Balance    of
December      Finance     From Previous  Number of  From Previous    Per    Branch
   31,      Receivables        Year      Accounts        Year      Account  Offices
  1996    $5,008,310,000        6%       2,494,000        2%       $2,008    1,073
  1995     4,740,524,000       16        2,443,000       11         1,940    1,029
  1994     4,080,360,000        9        2,193,000        6         1,861      942
  1993     3,746,230,000       12        2,066,000        8         1,813      942
  1992     3,356,832,000       21        1,906,000       15         1,761      882

     Loans Made and Acquired and Sales Finance Contracts Purchased

                           Number of    Average      Sales                 Average
                           Loans Made  Size Loan    Finance     Number of    Size
 Year Ended   Loans Made      and      Made and    Contracts    Contracts  Contract
December 31, and Acquired*  Acquired   Acquired    Purchased    Purchased  Purchased
   1996     $2,731,413,000   910,000    $3,002  $2,129,043,000  1,931,000    $1,103
   1995      2,534,194,000   873,000     2,903   2,073,026,000  1,916,000     1,082
   1994      2,460,522,000   877,000     2,806   1,825,917,000  1,825,000     1,001
   1993      2,169,132,000   775,000     2,799   1,553,022,000  1,591,000       976
   1992      1,944,225,000   733,000     2,652   1,257,919,000  1,350,000       932

*Includes balances renewed of $874,050,000, $794,796,000, $759,775,000,
 $680,357,000, and $480,030,000 for the years 1996 through 1992, respectively.



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

  The Federal Consumer Credit Protection Act (the "Act") requires a written statement showing the annual percentage rate of finance charge and other information to be given to borrowers when consumer credit contracts are made. When a closed-end loan (a loan which does not allow additional borrowings) with rates or fees above a certain percentage or amount is secured by the borrower's principal dwelling, additional disclosures must be given at least three business days before the loan is consummated, and limits on prepayment penalties apply to the loan. The Act also requires certain disclosures to applicants concerning credit reports that are used as a basis for denying or increasing the charge for credit.

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

  Business Methods

  Loans are generally repayable in monthly installments and are made for periods of 180 months or less. Sales finance contracts may be either open-end (revolving) or closed-end. An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases. A closed-end sales finance contract covers only a single purchase. At December 31, 1996, open-end sales finance contracts accounted for 55% of Norwest Financial's total sales finance receivables outstanding. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts may be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account. Closed-end sales finance contracts are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

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

  In many cases the loans are secured by liens on household goods, automobiles, other personal property or real estate. Of the total loans made during 1996, approximately 90% of the amount and 75% of the number were secured by security agreements or other forms of security. The decision to record a lien or to appraise or examine the title to collateral depends upon the size of loan and the type of collateral. As an alternative to recording liens on personal property securing certain loans, Norwest Financial purchases non-filing insurance, the cost of which is borne by the borrowers. Generally, Norwest Financial institutes legal proceedings on its loans, including foreclosure on collateral, only when it appears that a recovery is likely which will justify the cost of bringing suit.

  Generally, Norwest Financial carries only one loan with a borrower at any one time. When a borrower wishes to obtain additional money from Norwest Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower's credit is satisfactory. Of the total amount of loans made during 1996, 63.8% represented funds lent to borrowers who requested additional money while still owing Norwest Financial. In the years 1995 through 1992, this figure was 63.6%, 63.5%, 64.1%, and 64.4%, respectively. In 1996, of the 910,000 loans made by Norwest Financial, 421,000 were to borrowers who requested additional money while still owing a balance to Norwest Financial. The average amount of additional money lent to such borrowers was $2,065; the average amount of the old balance was $2,078. Norwest Financial's policy is that loans are not made to present customers to cure a default in principal or interest.

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

  For consumer finance offices other than Community Credit Co., sales finance contracts are the primary source of new customers for direct loans; of new loans made in 1996, 72% were to current or former sales finance customers.

  Norwest Financial began marketing VISA and MasterCard credit cards to certain of its customers through its United States branch offices in 1987. These credit cards are issued by Dial Bank, the Company's state chartered bank subsidiary located in Sioux Falls, South Dakota. Dial Bank had 247,000 VISA or MasterCard accounts at December 31, 1996; credit card receivables outstanding were $255.1 million.

  Dial Bank entered the insurance premium financing business through the purchase of the receivables of Coast Program, Inc. in February 1991. Dial Bank finances liability and material damage auto insurance in California and Texas. In addition, Norwest Financial Coast, Inc. provides insurance premium financing in Arizona and 10 states located throughout the southeastern section of the United States. Business is generated through over 2,200 independent insurance agents. At December 31, 1996, approximately 85,000 accounts totaling $68.7 million were outstanding; $40.4 million of these receivables were owned by Dial Bank.

  Effective January 1, 1995, the Parent contributed Dial National Bank to the Company. Dial National Bank is a federally-chartered bank located in Des Moines, Iowa. The bank issues private label credit cards and dual-line Co-Branded MasterCard credit cards for several national companies. The dual line credit card serves as a private label credit card for use at any of the Co-Branders' retail locations, as well as a traditional MasterCard credit card for use at locations around the world. Dial National Bank had 84,000 accounts at December 31, 1996; credit card receivables were $123.2 million.

  Norwest Financial's average earned rates of charge on the average amount of consumer receivables outstanding during each of years 1996 through 1992 were
   21.22%, 21.56%, 21.76%, 22.55%, and 22.49%, respectively.

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

  Information concerning consumer loss experience and allowance for losses is shown below:

                                             Years Ended December 31,

(In Thousands)                 1996       1995       1994       1993       1992
Allowance, beginning
  of period                  $152,108   $126,802   $114,876   $106,024    $77,562

Write-offs:
  Loans                      (120,443)   (93,549)   (75,124)   (74,835)   (57,582)
  Sales finance               (61,184)   (37,118)   (23,920)   (21,221)   (17,684)
  Other                       (26,163)   (14,299)    (8,552)    (5,491)    (6,496)
      Total write-offs       (207,790)  (144,966)  (107,596)  (101,547)   (81,762)

Recoveries:
  Loans                        13,089     11,598     11,877     11,226      8,153
  Sales finance                 4,233      2,997      2,528      2,224      2,438
  Other                         1,739      1,312        850        501        737
      Total recoveries         19,061     15,907     15,255     13,951     11,328

Provision for credit losses
  charged to expense          195,952    143,467    107,931     96,448     78,591

Allowance related to
  receivables acquired,
  contributed or
  (transferred) - net           3,652     10,898     (3,664)               20,305

Allowance, end of period:
  Loans                        85,646     81,193     76,256     71,809     68,212
  Sales finance                62,167     54,365     40,696     35,417     28,912
  Other                        15,170     16,550      9,850      7,650      8,900
      Total allowance        $162,983   $152,108   $126,802   $114,876   $106,024

Ending receivables as
  a percent of total
  consumer receivables:
    Loans                          61%        60%        66%        67%        70%
    Sales finance                  31         29         28         28         26
    Other                           8         11          6          5          4
                                  100%       100%       100%       100%       100%


Allowance as a percent of
  ending receivables             2.99%      2.86%      2.92%      2.90%      3.02%

Write-offs after recoveries
  as a percent of average
  consumer receivables           3.55%      2.66%      2.24%      2.41%      2.37%

Consumer receivables
  outstanding more
  than three payments
  contractually delinquent   $123,961   $101,693   $ 77,233   $ 73,541   $ 70,938

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

  The Company's insurance subsidiaries provide, directly or through reinsurance arrangements, credit life, credit disability, property, and involuntary unemployment insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of certain affiliates. The Company also offers involuntary unemployment insurance and non-filing insurance on an agency basis in certain states. Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than the Company's foreign insurance subsidiary and insurance subsidiaries that are subsidiaries of the Company's state chartered bank subsidiary) are limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (i) is directly related to an extension of credit by Norwest or any of its subsidiaries, and (ii) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower. The Company's casualty insurance subsidiaries are permitted under this Act to underwrite non-filing insurance policies issued to Norwest or any of its subsidiaries. In addition, the Company's foreign insurance subsidiary also reinsures credit life or disability insurance written by non-affiliated companies.

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

  Insurance premiums, claim and underwriting expenses and income from underwriting for life and disability insurance underwritten by the Company's insurance subsidiaries are summarized for the periods indicated below:

                                         Years Ended December 31,

(In Thousands)               1996       1995       1994       1993       1992
Premiums earned:
  Life                     $43,725    $39,174    $28,414    $26,141    $26,806
  Disability                48,170     47,732     37,060     34,932     31,724

Claim expense:
  Life                      13,964     13,528     10,074     10,381      8,903
  Disability                15,458     16,715     13,773     14,048     11,785

Underwriting expense:
  Life                       2,729      2,994      1,853      1,961      3,564
  Disability                 3,770      4,462      2,998      3,618      4,594

Income before income
taxes from underwriting:
  Life                      27,032     22,652     16,487     13,799     14,339
  Disability                28,942     26,555     20,289     17,266     15,345

  Income before income taxes from the underwriting (as principal), or the sale (as agent), of property insurance, involuntary unemployment insurance and non-filing insurance for the years 1996 through 1992 was $42,378,000, $34,707,000; $31,838,000; $24,949,000; and $22,204,000, respectively.

                COMMERCIAL FINANCE OPERATIONS



  At December 31, 1996, commercial finance receivables accounted for 8% of Norwest Financial's total finance receivables outstanding. The following table presents Norwest Financial's commercial finance receivables outstanding for the five years ended December 31, 1996:


            Commercial Finance Receivables Outstanding

                          (In Thousands)


                                             Total
          At                  Accounts     Commercial      Percentage
       December    Leasing   Receivable     Finance    Increase (Decrease)
          31,     and Other   Financing   Receivables   From Previous Year

         1996     $419,062    $ 75,042      $494,104           (3)%
         1995      409,882      97,598       507,480            1
         1994      407,513      92,757       500,270           (2)
         1993      381,129     130,983       512,112          (13)
         1992      442,331     147,570       589,901           (7)



  Norwest Financial's average earned rates of charge on the average amount of commercial finance receivables outstanding during each of the years 1996 through 1992 were 14.97%, 14.69%, 14.58%, 13.46%, and 14.06%, respectively.


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

  Information concerning commercial loss experience and allowance for losses is shown below:

                                           Years Ended December 31,

(In Thousands)                  1996       1995       1994       1993       1992
Allowance, beginning
  of period                    $6,510     $9,150    $10,250    $11,550    $11,100

Write-offs:
  Leasing and other            (2,761)    (2,706)    (1,790)    (3,726)    (3,750)
  Accounts receivable
    financing                  (1,320)    (1,261)    (1,497)    (1,870)    (2,522)
      Total write-offs         (4,081)    (3,967)    (3,287)    (5,596)    (6,272)

Recoveries:
  Leasing and other               528        851        547        757      1,416
  Accounts receivable
    financing                     665        625        701        807        634
      Total recoveries          1,193      1,476      1,248      1,564      2,050

Provision for credit losses
  charged (credited) to expense 2,528       (149)       939      2,732      4,672

Allowance, end of period:
  Leasing and other             5,150      5,050      7,850      8,350      9,550
  Accounts receivable
    financing                   1,000      1,460      1,300      1,900      2,000
      Total allowance          $6,150     $6,510    $ 9,150    $10,250    $11,550

Ending receivables as
  a percent of total
  commercial receivables:
    Leasing and other              85%        81%        81%        74%        75%
    Accounts receivable
      financing                    15         19         19         26         25
                                  100%       100%       100%       100%       100%

Allowance as a percent of
  ending receivables             1.24%      1.28%      1.83%      2.00%      1.96%

Write-offs after recoveries
  as a percent of average
  commercial finance
  receivables                     .59%       .50%       .43%       .73%       .71%


  Non-accrual commercial receivables totaled $3,189,000, $3,299,000; $2,606,000; $5,349,000; and $6,864,000 at December 31, 1996 through 1992, respectively. During 1996, the finance charges and interest that would have been recorded had non-accrual receivables been current in accordance with their original terms would have been $377,000. The amount of finance charges and interest actually recorded on these receivables during 1996 totaled $279,000.

  Commercial receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest totaled $916,000; $1,025,000; $1,202,000; $1,443,000; and $2,586,000 at
  December 31, 1996 through 1992, respectively.

  Lease Financing and Other

  Norwest Financial Leasing, Inc. ("NFLI") operates under two separate divisions. Each division provides a different type of financing and focuses on a different market. Receivables are generated from business production offices and a sales force that operates nationwide.

  NFLI - Division I is headquartered in Des Moines, Iowa and also has business production offices in Riverside, California and Charlotte, North Carolina. Division I specializes in financing commercial equipment such as office copiers, telephone systems, small computers, and light industrial equipment. The cost of this equipment ranges from $2,000 to $50,000. Finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.

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

  NFLI - Division II is headquartered in St. Louis, Missouri. This division leases a variety of health care equipment from blood chemistry analyzers, sterilizers, and fluoroscopes to ultrasound equipment. Cost of the equipment can range from $10,000 to above $200,000. Marketing efforts are directed primarily toward manufacturers and distributors of such equipment.

  NFLI also holds a portfolio of loans generally secured by commercial real estate. At December 31, 1996, these loans totaled $34.6 million, a decrease of $4.1 million for the year.

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

               INFORMATION SERVICES OPERATIONS

  Norwest Financial Information Services Group, Inc. ("NFISG") has developed and installed an on-line real-time information processing and communications system called SWIFT , which connects, over leased telecommunication facilities, equipment located in branch offices to the computer center in Norwest Financial's home office. Branch employees use the computer to process loans and payments, to write checks, and to perform bookkeeping functions. The system provides information services to consumer finance branch offices of Norwest Financial. In addition, as of December 31, 1996, NFISG had contracts to supply information services to 28 other finance companies. On that date, approximately 3,000 branch offices were being served and 6.4 million accounts were being maintained on the system.

  NFISG developed an enhancement to the system called SUPREME which replaced the paper ledger card with video display units. SUPREME provides greater efficiencies and enhanced customer service by adding a number of new capabilities to the existing system. For example, delinquency lists, daily collection work lists, solicitation lists, automated advertising, complete application processing including retrieval of credit bureau reports, and company-wide access of account records are a few of the automated features provided by SUPREME. Twenty-five subscribing companies were utilizing SUPREME at December 31, 1996. Norwest Financial has installed SUPREME in all of its consumer finance branch offices in the United States and Canada. Overall, 6.3 million accounts in over 2,800 locations were being maintained on SUPREME at December 31, 1996.

  NFISG has also developed an on-line real-time information system designed to meet the processing demands of a broad range of leasing products including true leases, rentals, conditional sales contracts, and third-party leases. Named SUCCESS, this system processes such variables as property, sales, use and transit taxes; depreciation; vendor fees; residuals; and participation. NFLI and one non-affiliate subscriber were utilizing SUCCESS at December 31, 1996.

  In March 1994, the Company acquired Allied Business Systems, Inc., a computer software company headquartered in Macon, Georgia. Since 1979, Allied Business Systems has been providing computer systems and services to the consumer finance industry and currently serves over 1,300 locations for over 325 companies.

  NFISG continues to offer such services for sale, although there can be no assurance of future sales, or that existing contracts will be renewed upon expiration.

           18
                  ASSETS UNDER MANAGEMENT


  Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, was acquired by Norwest in May 1995. Norwest Financial manages Island Finance. Island Finance provides direct loans to individuals through 131 consumer finance offices located in Puerto Rico, Panama, the Netherlands Antilles, the U.S. Virgin Islands, Aruba, and Costa Rica. Receivables outstanding on December 31, 1996, totaled $1.3 billion.

  Island Finance's financial results and receivables are not included in the Company's 1996 or 1995 statements of consolidated earnings or consolidated balance sheets, however, Norwest Financial provides a portion of the funding for Island Finance. At December 31, 1996, Norwest Financial had term loans totaling $500 million with Island Finance Puerto Rico, Inc. ("IFPR"), one of the companies in the Island Finance group. The loans have
  a weighted average interest rate of 8.80% and mature in 2000.   IFPR is also
  a direct issuer of commercial paper in the United States. At December 31, 1996, IFPR's commercial paper outstanding totaled $693.9 million. Other entities in the Island Finance group obtain funding by borrowing from commercial banks and other affiliates.


  The number of consumer finance offices and percent of consumer finance receivables are shown below:
                                                  Percent of
                                                   Consumer
                               Branch              Finance
  Location                     Offices            Receivables

  Aruba                           3                   1.9%
  Costa Rica                      3                    .1
  Netherlands Antilles            8                   4.1
  Panama                         15                   2.7
  Puerto Rico                    94                  86.7
  U.S. Virgin Islands             8                   4.5

                                131                 100.0%



  In conjunction with the Island Finance acquisition, the Company also purchased seven offices in Puerto Rico which are engaged in purchasing sales finance contracts.

                       SOURCES OF FUNDS

  Norwest Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates. Fixed rate borrowings with original maturities of more than one year comprise 66% of the Company's total indebtedness at December 31, 1996. The remaining 34% includes commercial paper with maturities of nine months or less (28%), and short-term debt to affiliates and other short-term debt (6%).

  The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Norwest Financial's bank credit agreements (lines of credit and revolving credit agreements). These agreements provide an alternative source of liquidity to support the Company's commercial paper borrowings.

  The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 1996 through 1992 without giving effect to commitment fees relating to bank credit agreements were 6.44%, 6.74%, 6.22%, 6.41%, and 7.29%, respectively. The corresponding figures after giving effect to commitment fees were 6.46%, 6.76%, 6.25%, 6.45%, and 7.33%, respectively. Norwest Financial has obtained and continues to obtain, at prevailing rates, funds sufficient to conduct its business.

  The following table contains certain information regarding short-term borrowings (except short-term borrowings from affiliates) during the periods indicated:

                                               Years Ended December 31,

(Dollars in Thousands)             1996       1995         1994        1993       1992
Bank credit agreements
  at December 31              $1,327,680   $1,456,633   $1,147,700  $1,007,690  $737,500
Number of credit agreements           33           38           34          35        34
Daily average outstanding:
  Commercial paper            $1,713,937   $1,523,898   $1,180,649  $1,065,491  $862,620
  Other loans                      5,199        6,211        4,962      87,761     1,368
    Less excess funds
      investments                 18,884       41,331       26,097      15,436    10,181
    Net average short-term
      borrowings              $1,700,252   $1,488,778   $1,159,514  $1,137,816  $853,807
Ratio of bank credit
  agreements to above                 78%          98%          99%         89%       86%

  See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company's outstanding long-term debt at December 31, 1996, and 1995.

             RATIOS OF EARNINGS TO FIXED CHARGES

  The following table sets forth the ratios of earnings to fixed charges of Norwest Financial for the periods indicated:

                               Years Ended December 31,

                       1996     1995     1994     1993     1992

                       2.11     2.13     2.26     2.22     2.02

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


                      EMPLOYEE RELATIONS

  As of December 31, 1996, the Company and its subsidiaries employed approximately 6,900 persons. Norwest Financial believes its employee relations are excellent.

  Item 2.  Properties.

  The Company owns an eleven-story building in Des Moines, Iowa, where its principal executive offices are maintained. The Company also owns an adjacent five-story building where other facilities of the Company are maintained. The Company's life insurance subsidiary owns a three-story building in Des Moines which is used by the Company for administrative purposes. Dial Bank owns a one-story building in Sioux Falls, South Dakota, where its office is maintained. All of Norwest Financial's other business offices (consisting of consumer branch offices, commercial finance executive and business production offices, and other administrative offices) are located in rented office space. Norwest Financial believes its facilities are suitable and adequate for its business needs. These facilities are generally fully occupied and utilized, although in some instances, office space has been reserved for anticipated business expansion; otherwise, additional office space or facilities are leased only when they are needed.

  The equipment used in the information processing system (located at branch offices, relay communication sites, and home office facilities) is leased or owned by Norwest Financial. Telecommunication lines used in the information processing system are leased on a monthly basis.

  Item 3.  Legal Proceedings.

  Norwest Financial is a defendant in various matters of litigation generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the financial position and results of operations of the Company and its subsidiaries.

  Item 4.  Submission of Matters to a Vote of Security Holders.

  Omitted in accordance with General Instructions J(2)(c).

                           PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
  Matters.

  All of the outstanding common stock of the Company is and was, at all times during 1996 and 1995, owned beneficially and of record by a single stockholder, the Parent.

  The aggregate amount of dividends paid by the Company on its common stock (1,000 shares) each quarter during 1996 and 1995 was as follows:


              (In Thousands)                    1996            1995

              First quarter                   $75,000         $50,000
              Second quarter                   75,000          35,000
              Third quarter                    50,000          45,000
              Fourth quarter                   50,000          15,000


  Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $408 million of consolidated retained earnings was unrestricted at December 31, 1996.

  Item 6.  Selected Financial Data.

                                           Years Ended December 31,


  (In Thousands)          1996          1995        1994         1993         1992
  Operating revenues  $1,546,557    $1,419,358   $1,175,285   $1,079,719     $924,348

  Net earnings           276,331       267,941      223,340      203,297      164,204



                                              December 31,


  (In Thousands)          1996         1995         1994         1993         1992

  Total assets        $7,760,845    $7,539,259   $6,124,742   $5,261,599   $4,804,062

  Long-term debt       4,132,894     4,081,531    3,092,623    2,741,692    2,406,186


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for as a merger of interests under common control. Community Credit Co. is primarily engaged in consumer finance including loans secured by real estate and not secured by real estate and sales finance contracts arising from the sale of automobiles. Community Credit Co. had 55 branch offices and assets of $213.6 million at January 1, 1995. Net earnings in 1994 were $6.3 million. Dial National Bank is primarily engaged in the credit card business and had assets of $112.2 million at January 1, 1995, and net earnings of $4.0 million for the year ended December 31, 1994.

  The common stock of one of the Company's consumer finance subsidiaries (the "Transferred Subsidiary") was transferred by way of a non-cash dividend to the Parent on November 1, 1994. The Transferred Subsidiary had assets totaling $147.1 million and 39 branch offices at the time of the transfer. The transfer did not have a significant impact on the results of operations.

  Norwest Financial's total income (revenue) increased 9% in 1996 and 21% in 1995 ($1,546.6 million in 1996 compared with $1,419.4 million in 1995 and $1,175.3 million in 1994). Total income increased 15% in 1995 excluding the Contributed Subsidiaries.

  Income from finance charges and interest increased 8% in 1996 and 16% in 1995 ($1,208.8 million in 1996 compared with $1,118.3 million in 1995 and $965.4 million in 1994). Income from finance charges and interest increased 9% in 1995 excluding the Contributed Subsidiaries. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.


  Increase (decrease) in average
    finance receivables outstanding:           1996        1995

     Consumer                                   10%         18%
     Commercial                                 (1)          6
     Total                                       9          16

  Rate of charge on finance receivables:       1996       1995        1994

     Consumer                                 21.22%     21.56%      21.76%
     Commercial                               14.97      14.69       14.58
     Total                                    20.69      20.92       21.02

  Increases in income from finance charges and interest in both 1996 and 1995 were due primarily to growth in average consumer receivables outstanding. This was offset in part by the decline in the consumer rate of charge. Average consumer receivables outstanding comprise 92% of total average finance receivables outstanding. Growth in average consumer receivables in 1996 and 1995 was due to regular business activity combined with the increase due to the Contributed Subsidiaries. Excluding the Contributed Subsidiaries, average consumer finance receivables increased 10% in 1995.

  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

  Insurance premiums and commissions increased 10% in 1996 and 21% in 1995 ($140.4 million in 1996 compared with $128.1 million in 1995 and $105.7 million in 1994). Changes in insurance premiums and commissions are generally expected to correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 5% in 1996 and 11% in 1995. In addition, one of the Company's insurance subsidiaries began providing credit insurance as part of the consumer finance business of several affiliates in the second quarter of 1995 and a non-related company in the fourth quarter of 1995. Insurance premiums and commissions on this business were $18.6 million and $10.4 million in 1996 and 1995, respectively. Insurance losses and loss expenses decreased 9% in 1996 and increased 22% in 1995 ($35.9 million in 1996 compared with $39.2 million in 1995 and $32.2 million in 1994). The 1996 decrease was primarily due to lower insurance losses incurred on Canadian business. The increase in 1995 was related to the increase in insurance premiums and commissions. The Contributed Subsidiaries did not have a significant effect on insurance premiums and commissions and insurance losses and loss expenses.

  Other income increased 14% in 1996 and 66% in 1995 ($197.3 million in 1996 compared with $173.0 million in 1995 and $104.3 million in 1994). In 1995, other income would have increased 62% excluding the Contributed Subsidiaries. Income from affiliates combined with an increase in investment income accounted for the majority of the increases. Income from affiliates was $54.4 million in 1996 compared to $43.3 million in 1995 and $2.1 million in 1994. The increases in income from affiliates corresponds with the increase in notes receivable - affiliates combined with increased management fees charged to affiliates. Average investments held increased 11% in 1996 and 29% in 1995.

  Operating expenses increased 11% in 1996 and 6% in 1995 ($514.9 million in 1996 compared with $461.9 million in 1995 and $434.4 million in 1994). Operating expenses increased 2% excluding the Contributed Subsidiaries in 1995. The increase in 1996 is primarily due to increases in employee compensation and benefits and other costs resulting from business expansion. Norwest Financial was operating 1,073 consumer finance branches at December 31, 1996 compared with 1,029 and 942 at December 31, 1995, and 1994, respectively.

  Interest and debt expense increased 4% in 1996 and 38% in 1995 ($372.9 million in 1996 compared with $359.1 million in 1995 and $259.6 million in
  1994). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.


  Increase in average debt outstanding:        1996        1995

     Short-term                                  12%         26%
     Long-term                                    8          27
     Total                                        9          26

  Cost of funds:                               1996        1995        1994

     Short-term                                5.36%       6.12%       4.65%
     Long-term                                 6.90        7.00        6.87
     Total                                     6.44        6.74        6.22


  Changes in average debt outstanding result primarily from the change in average finance receivables outstanding combined with the change in average notes receivable - affiliates. Average finance receivables and average notes receivable - affiliates, combined, increased by 10% in 1996 and 22% in 1995.

  Provision for credit losses increased 38% in 1996 and 32% in 1995 ($198.5 million in 1996 compared with $143.3 million in 1995 and $108.9 million in
  1994). Provision for credit losses increased 26% in 1995 excluding the Contributed Subsidiaries. Increases in average finance receivables outstanding contributed to the increase in the provision for credit losses. Average finance receivables increased 9% in 1996 and 16% in 1995. During the past two years Norwest Financial, along with the consumer finance industry, has experienced an increase in net write-offs. Net write-offs as a percentage of average net receivables outstanding were 3.30% in 1996 compared with 2.46% in 1995 and 2.06% in 1994. Management believes the allowance for credit losses at December 31, 1996 and 1995, is adequate to absorb expected losses in the finance receivables portfolio.

  Income taxes remained unchanged in 1996 and increased 26% in 1995. Earnings before income taxes increased 2% in 1996 and 22% in 1995. The effective tax rates were 34.9% in 1996, 35.6% in 1995, and 34.4% in 1994.

  Borrowings constitute the largest part of Norwest Financial's capitalization. At December 31, 1996, 85% of the Company's capital had been obtained from borrowings and 15% from stockholder's equity. Sixty-six percent of Norwest Financial's borrowings was in fixed-rate term borrowings with original maturities of more than one year. The remaining 34% includes commercial paper with maturities of nine months or less (28%), and other short-term debt (6%). At December 31, 1995, short-term borrowings comprised 32% of total borrowings. This consisted of commercial paper with maturities of nine months or less (29%) and short-term debt to affiliates and other short-term debt (3%). Short-term borrowings as a percent of total borrowings averaged 30% in 1996 and 29% in 1995.

  The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At December 31, 1996, lines of credit and revolving credit agreements totaling $1,328 million were being maintained at 33 unaffiliated banks; the entire amount was available on that date.

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



  INDEPENDENT AUDITORS' REPORT


  Norwest Financial, Inc.

  We have audited the accompanying consolidated balance sheets of Norwest Financial, Inc. (a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings and retained earnings and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norwest Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



  \s\Deloitte & Touche LLP

  January 14, 1997








  Deloitte Touche
  Tohmatsu
  International

                   NORWEST FINANCIAL, INC.

                 Consolidated Balance Sheets

                    (Thousands of Dollars)



                                                            December 31,

           Assets                                       1996              1995
Cash and cash equivalents                           $  141,692        $   72,991
Available-for-sale securities (note 2)                 816,980           757,291


Finance receivables (note 3):
  Consumer:
    Loans                                            3,324,655         3,172,895
    Sales finance contracts                          1,683,655         1,567,629
    Other                                              447,021           586,840
  Commercial                                           494,104           507,480

           Total finance receivables                 5,949,435         5,834,844

  Less allowance for credit losses (note 4)            169,133           158,618

           Finance receivables - net                 5,780,302         5,676,226


Notes receivable - affiliates (note 19)                574,344           552,005


Property and equipment (at cost, less
  accumulated depreciation of $89,373 for
  1996 and $94,334 for 1995)                            75,068            63,888

Deferred income taxes (note 11)                         34,456            40,072

Other receivables from affiliate (note 11)                                31,643

Other assets                                           338,003           345,143



           Total assets                             $7,760,845        $7,539,259






See accompanying notes to consolidated financial statements.

                       NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets

                        (Thousands of Dollars)


                                                             December 31,

           Liabilities and
        Stockholder's Equity                            1996              1995
Loans payable - short-term (note 5):
  Commercial paper                                   $1,732,095        $1,739,683
  Other                                                 195,000           218,800
  Affiliates                                            173,006
Unearned insurance premiums and commissions (note 3)    136,564           140,020
Insurance claims and policy reserves (note 3)            35,893            34,683
Accrued interest payable                                 75,765            76,916
Other payables to affiliates (note 11)                    5,565
Other liabilities                                       216,031           210,029
Long-term debt (note 6)                               4,132,894         4,081,531

           Total liabilities                          6,702,813         6,501,662


Commitments and contingencies
  (notes 9 and 11)

Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                                 3,855             3,855
  Additional paid in capital                             90,766            90,766
  Retained earnings (notes 10 and 11)                   959,697           933,366
  Foreign currency translation adjustment                (5,991)           (5,393)
  Net unrealized holding gain on
    available-for-sale securities,
    net of income taxes (note 2)                          9,705            15,003

           Total stockholder's equity                 1,058,032         1,037,597


           Total liabilities and
             stockholder's equity                    $7,760,845        $7,539,259






See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

         Statements of Consolidated Earnings and Retained Earnings

                          (Thousands of Dollars)


                                                      Years Ended December 31,

                                                  1996         1995           1994
Income:
  Finance charges and interest                $1,208,794    $1,118,265    $  965,355
  Insurance premiums and commissions             140,418       128,093       105,672
  Other income (note 2)                          197,345       173,000       104,258

     Total income                              1,546,557     1,419,358     1,175,285


Expenses:
  Operating expenses (note 14)                   514,890       461,910       434,383
  Interest and debt expense (note 7)             372,859       359,079       259,605
  Provision for credit losses (note 4)           198,480       143,318       108,870
  Insurance losses and loss expenses              35,901        39,237        32,187

     Total expenses                            1,122,130     1,003,544       835,045


     Earnings before income taxes                424,427       415,814       340,240

Income taxes (note 11)                           148,096       147,873       116,900

     Net earnings                                276,331       267,941       223,340


Retained earnings - January 1                    933,366       764,295       634,626

                                               1,209,697     1,032,236       857,966

Dividends                                       (250,000)     (145,000)      (93,671)

Contributed Subsidiaries (note 1)                               46,130



Retained earnings - December 31               $  959,697    $  933,366    $  764,295



See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.
                   Statements of Consolidated Cash Flows
             Increase (Decrease) in Cash and Cash Equivalents
                          (Thousands of Dollars)

                                                            Years Ended December 31,
                                                          1996         1995        1994
Cash flows from operating activities:
  Net earnings                                        $  276,331   $  267,941   $  223,340
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
    Provision for credit losses                          198,480      143,318      108,870
    Depreciation and amortization                         27,613       25,404       27,339
    Deferred income taxes                                  8,632       10,882      (38,843)
    Other receivables from affiliate                      31,643      (31,643)
    Other assets                                          30,925      (51,263)     (30,942)
    Unearned insurance premiums and commissions           (3,456)       9,655       18,899
    Insurance claims and policy reserves                   1,210        1,479        3,438
    Accrued interest payable                              (1,151)      22,380       10,185
    Other payables to affiliates                           5,565       (7,170)      (1,663)
    Other liabilities                                      6,002       (3,946)      70,284

Net cash flows from operating activities                 581,794      387,037      390,907

Cash flows used for investing activities:
  Finance receivables:
    Principal collected                                5,587,314    4,897,983    4,650,536
    Receivables originated or purchased               (5,889,870)  (5,728,651)  (5,116,657)
  Proceeds from sales of securities                      145,791       99,959       81,945
  Proceeds from maturities of securities                  65,296       60,216       69,005
  Purchase of securities                                (279,090)    (269,315)    (270,864)
  Net additions to property and equipment                (25,626)     (18,013)     (14,399)
  Net increase in notes receivable - affiliates          (22,339)    (356,325)    (343,011)
  Cash and cash equivalents of contributed
    subsidiaries received                                               2,477
  Other                                                  (37,763)      (7,689)     (22,728)

Net cash flows used for investing activities            (456,287)  (1,319,358)    (966,173)

Cash flows from financing activities:
  Net increase in loans payable -
    short-term                                           141,618      171,493      281,740
  Proceeds from long-term debt:
    Senior                                               525,000    1,229,411      955,961
    Subordinated                                                                    45,000
  Repayments of long-term debt:
    Senior                                              (308,424)    (233,438)    (637,530)
    Subordinated                                        (165,000)     (80,650)     (12,500)
  Additional paid in capital                                                        19,000
  Dividends paid                                        (250,000)    (145,000)     (93,671)

Net cash flows from (used for) financing activities      (56,806)     941,816      558,000

Net increase (decrease) in cash and cash equivalents      68,701        9,495      (17,266)

Cash and cash equivalents beginning of period             72,991       63,496       80,762

Cash and cash equivalents end of period               $  141,692   $   72,991   $   63,496

See accompanying notes to consolidated financial statements.

                     NORWEST FINANCIAL, INC.

            Notes to Consolidated Financial Statements


  1.   Significant Accounting Policies.

  Principles of Consolidation. The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"), which is a wholly-owned subsidiary of Norwest Corporation. Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the outstanding common stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for as a merger of interests under common control. The common stock of one of the Company's consumer finance subsidiaries, (the "Transferred Subsidiary"), was transferred by way of a non-cash dividend to the Parent on November 1, 1994.

  Available-for-sale Securities. Debt and equity securities are classified as available for sale. Debt and equity securities classified as available for sale are reported at fair value with net unrealized gains and losses, net of deferred income taxes, excluded from earnings and recorded as a separate component of stockholder's equity until realized. If a decline in the security's fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings.

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

  Derivative Instruments. The company does not use derivative instruments as a means of asset and liability managment.

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

  Deferred Income Taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting from the basis used for income tax purposes (note
  11).

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

                   NORWEST FINANCIAL, INC.


  2.     Available-for-sale Securities

  The amortized cost and market value of available-for-sale securities were:

                                        December 31, 1996     December 31, 1995
                                     Amortized   Market    Amortized   Market
(In Thousands)                          Cost      Value       Cost      Value
U.S. Treasury and federal agencies    $397,754  $401,343    $337,193  $344,368
States and political subdivisions       84,926    85,717     102,374   103,704
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)                         319,531   329,920     294,642   309,219

      Total                           $802,211  $816,980    $734,209  $757,291

The gross unrealized gains and losses of available-for-sale securities were:

                                       December 31, 1996     December 31, 1995
                                        Gross Unrealized      Gross Unrealized
(In Thousands)                          Gains      Losses     Gains     Losses

U.S. Treasury and federal agencies     $ 5,276     $1,687     $ 7,548   $  373
States and political subdivisions          864         73       1,371       41
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)                          13,218      2,829      16,282    1,705

      Total                            $19,358     $4,589     $25,201   $2,119

The amortized cost and market values of available-for-sale securities by maturity were:

                                      December 31, 1996     December 31, 1995
                                     Amortized   Market    Amortized   Market
(In Thousands)                          Cost      Value       Cost      Value

In one year or less                   $ 92,943  $ 93,641    $ 85,855  $ 87,674
After one year through five years      408,079   413,762     396,102   407,092
After five years through ten years     174,950   177,134     180,556   185,048
After ten years                        126,239   132,443      71,696    77,477

      Total                           $802,211  $816,980    $734,209  $757,291

  Norwest Financial computes realized gains and losses using the specific identification method. Total gross realized gains and losses from the sale of marketable securities were $10,057,000 and $781,000, respectively, in 1996; $8,057,000 and $1,260,000, respectively, in 1995; $4,032,000 and
  $2,036,000, respectively, in 1994.

  The carrying amounts of securities on deposit under statutory or other requirements at December 31, 1996 and 1995, were $9,654,000 and $7,664,000, respectively.

                   NORWEST FINANCIAL, INC.

  2.     Available-for-sale Securities, Continued:

  Interest and dividends from available-for-sale securities and cash equivalents were $52,791,000, $49,613,000, and $38,298,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

  The amounts of cash payments applied to consumer finance receivables during the years ended December 31, 1996, 1995 and 1994, approximated $4,510,330,000, $4,130,253,000, and $3,959,755,000, respectively. These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity. Unearned insurance premiums and insurance claims and policy reserves which pertain to Norwest Financial's consumer finance receivables were approximately $146,313,000 and $150,292,000 at December 31, 1996, and 1995, respectively.

  At December 31, 1996, contractual maturities of commercial receivables were as follows: $215,025,000 were due in one year or less; $259,500,000 were due after one year through five years, and $19,579,000 were due after five years. Substantially all commercial receivables have fixed interest rates. Contractual maturities are not presented for the consumer receivables as it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

  Consumer finance receivables include Canadian receivables of $545,658,000 and $489,220,000 at December 31, 1996, and 1995, respectively.

                   NORWEST FINANCIAL, INC.

  4.     Allowance for Credit Losses.

  The analysis of the allowance for credit losses is as follows:

                                                     Years Ended December 31,

  (In Thousands)                                     1996      1995      1994
  Allowance for credit losses beginning of year    $158,618  $135,952  $125,126
  Provision for credit losses charged to expense    198,480   143,318   108,870
  Write-offs:  United States                       (187,274) (127,689)  (93,089)
               Canada                               (24,597)  (21,244)  (17,794)
  Recoveries:  United States                         16,451    13,860    12,968
               Canada                                 3,803     3,523     3,535
  Allowance related to receivables contributed,
    acquired, or transferred                          3,652    10,898    (3,664)

  Allowance for credit losses end of year          $169,133  $158,618  $135,952

  5.     Loans Payable - Short-term.

  Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements). The bank credit agreements amounted to $1,327,680,000 at December 31, 1996; the entire amount was available at that date. Unused bank credit agreements are available to support outstanding commercial paper. If all credit agreements in effect at December 31, 1996, were to remain in effect and unused throughout 1997, the Company would pay approximately $956,000 in commitment fees.

                   NORWEST FINANCIAL, INC.

  5.     Loans Payable - Short-term, Continued:

  Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

                                              1996             1995             1994
  Weighted average annual interest
  rate on commercial paper and
  other short-term debt:

  During December                             5.15%            5.87%            5.86%

  During December after considering
    the effect of commitment fees             5.21             5.93             5.94

  For the year                                5.36             6.10             4.53

  For the year after considering
    the effect of commitment fees             5.42             6.16             4.64

  Average daily amount of commercial
  paper and other short-term debt
  outstanding during the year       $1,719,136,000   $1,530,109,000   $1,185,611,000

  Maximum amount of commercial paper
  and other short-term debt
  outstanding at any month-end
  during the year                   $2,100,101,000   $1,958,483,000   $1,751,044,000

  The weighted average annual interest rate was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding. The weighted average annual interest rate on short-term debt from affiliates for the years 1996, 1995, and 1994 was 5.30%, 8.91%, and 4.95%, respectively.

                    NORWEST FINANCIAL, INC.

  6.     Long-term Debt.

  Long-term debt outstanding:

                                                          December 31,

  (In Thousands)                                      1996              1995

  Senior - United States:
     7.10 % due 1996                              $                 $  150,000
     8.60 % due 1996                                                     1,400
     8.85 % due 1996                                                     2,000
     8-7/8% due 1996                                                   100,000
     6    % due 1997                                 150,000           150,000
     6-1/4% due 1997                                 150,000           150,000
     6-1/2% due 1997                                 150,000           150,000
     6-1/2% due 1997                                 150,000           150,000
     8.95 % due 1997                                   1,000             2,200
     9.00 % due 1997                                   2,000             4,000
     10.13% due 1997                                     550             1,100
     5-1/2% due 1998                                 150,000           150,000
     6.23 % due 1998                                 150,000           150,000
     7.34 % due 1998                                   2,000             2,000
     8-1/2% due 1998                                 100,000           100,000
     6.20 % due 1999                                  75,000            75,000
     6-1/4% due 1999                                 150,000           150,000
     6-7/8% due 1999                                 100,000           100,000
     6.99 % due 1997-99                                7,000            10,200
     9.50 % due 1997-99                               10,000            10,000
     5-1/8% due 2000                                 150,000           150,000
     6-7/8% due 2000                                 150,000           150,000
     7-1/4% due 2000                                 150,000           150,000
     8-3/8% due 2000                                 150,000           150,000
     6-3/8% due 2001                                 150,000
     7-3/4% due 2001                                 100,000           100,000
     6-1/4% due 2002                                 200,000           200,000
     7-7/8% due 2002                                 150,000           150,000
     7.95 % due 2002                                 100,000           100,000
     8.56 % due 1997-2002                             10,000            10,000
     6-1/8% due 2003                                 150,000           150,000
     6-3/8% due 2003                                 150,000
     6.93 % due 1998-2003                             15,000            15,000
     7    % due 2003                                 150,000           150,000
     6    % due 2004                                 150,000           150,000
     6-3/4% due 2005                                 150,000           150,000
     7-1/2% due 2005                                 150,000           150,000
     6-1/4% due 2007                                 100,000           100,000
     Medium-term notes*                              225,000

              Total senior - United States         3,897,550         3,632,900

  * Senior medium term notes have maturities ranging from 1999 to 2001 and interest rates from 6.375% to 6.68%.

                    NORWEST FINANCIAL, INC.

  6.     Long-term Debt, Continued:

  Long-term debt outstanding, continued

                                                         December 31,

  (In Thousands)                                      1996              1995
  Senior - Canada:
     5.40 % due 1996                              $                 $    7,332
     5.96 % due 1996                                                    21,995
     8.26 % due 1996                                                    14,663
     8.38 % due 1997                                  21,888            21,995
     6.25 % due 1998                                  72,960            73,316
     8.65 % due 1998                                   3,648             3,666
     8.50 % due 1999                                  54,720            54,987
     7.80 % due 2000                                   7,296             7,332

              Total senior - Canada                  160,512           205,286

              Total senior                         4,058,062         3,838,186


  Senior subordinated - United States:
     8.375% due 1996                                                    25,000
     7.34 % due 1998                                   2,000             2,000
     Medium-term notes*                               50,000           190,000

           Total senior subordinated                  52,000           217,000


  Other                                               22,832            26,345

  Total long-term debt outstanding                $4,132,894        $4,081,531

  * Senior subordinated medium-term notes outstanding mature in 1997 and have interest rates from 5.20% to 7.875%.

  Other debt represents senior debt secured by lease receivables and related equipment under lease. At December 31, 1996, other debt had a weighted average rate of 9.0% and a final contractual maturity in 1998.

  Contractual maturities of long-term debt for the years 1997 through 2001 are $683,963,000; $512,149,000; $589,487,000; $611,463,000; and $279,167,000,
  respectively.

                    NORWEST FINANCIAL, INC.

  7. Interest and Debt Expense.

  Interest and debt expense is summarized as follows:

                                                 Years Ended December 31,

  (In Thousands)                              1996         1995         1994

  Short-term - affiliates                   $     83     $  1,142     $    626
  Short-term - commercial paper & other       92,352       93,780       54,027
  Long-term                                  274,586      258,376      200,245
  Amortization of debt expense                 5,838        5,781        4,707

  Total interest and debt expense           $372,859     $359,079     $259,605


  8. Operations by Country.

  The following is a summary of total income, earnings before income taxes, and total assets by country: (Results for Puerto Rico sales finance branches and Guam are included in United States amounts.)

  (In Thousands)                         1996          1995          1994

  Total income:
    United States                     $1,371,044    $1,265,937    $1,050,069
    Canada                               175,513       153,421       125,216
      Total                           $1,546,557    $1,419,358    $1,175,285

  Earnings before income taxes:
    United States                     $  358,667    $  362,581    $  303,817
    Canada                                65,760        53,233        36,423
      Total                           $  424,427    $  415,814    $  340,240

  Total assets at December 31:
    United States                     $7,128,734    $6,982,254    $5,655,594
    Canada                               632,111       557,005       469,148
      Total                           $7,760,845    $7,539,259    $6,124,742

  9. Leased Assets and Lease Commitments.

  Lease terms are generally for three to seven years. Commitments at December 31, 1996, under operating leases having initial or remaining lease terms in excess of one year are estimated to approximate $50 million.

  10. Dividend Restrictions.

  Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instru-ments and many of the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $408 million of consolidated retained earnings was unrestricted at December 31, 1996.

                   NORWEST FINANCIAL, INC.

  11.  Income Taxes.

  The Company and its subsidiaries are included in the consolidated federal income tax return of Norwest Corporation. Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis. Current income taxes payable of $5.6 million was included in other payables to affiliates at December 31, 1996. Current income taxes receivable of $31.6 million was included in other receivables from affiliate at December 31, 1995. The Company's Canadian subsidiaries file separate federal and provincial returns in Canada.

  At December 31, 1996, no federal income taxes had been provided on approximately $44 million of one of the United States life insurance subsidiary's retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws. This life insurance subsidiary does not contemplate distributing dividends from these retained earnings. The amount of unrecognized deferred tax liability at December 31, 1996, was $15.4 million.


  Income taxes for the years, 1996, 1995, and 1994 are composed of the following elements:

                                              Years Ended December 31,


  (In Thousands)                       1996            1995            1994

  Current:
    Federal                          $110,569       $113,452       $113,168
    State                               2,529          2,043          2,625
    Foreign                            26,300         21,915         11,601
  Deferred:
    Federal and state                  10,776         13,239        (13,572)
    Foreign                            (2,078)        (2,776)         3,078

  Total income taxes                 $148,096       $147,873       $116,900


  Income before taxes from operations outside the United States was $65.8 million, $53.2 million, and $33.4 million for years ended December 31, 1996, 1995, and 1994, respectively.

  Deferred income taxes are primarily due to leasing and lease financing, the allowance for credit losses, accrued employee benefits and the net unrealized holding gain (loss) on available-for-sale securities.

                   NORWEST FINANCIAL, INC.

    Notes to Consolidated Financial Statements, Continued


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

                   NORWEST FINANCIAL, INC.

  12.  Retirement Plans, Continued:

  The funded status and reconciliation to the balance sheet of the NFI Plan and the TCC Plan, combined, for the years ended December 31, 1996 and December 31, 1995 are presented below:

                                                     Years Ended December 31,

(In Thousands)                                         1996            1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $54,800 and $49,518 at
    December 31, 1996, and 1995, respectively        $(64,468)       $(58,500)

  Projected benefit obligation for service
    rendered to-date                                 $(89,290)       $(87,244)
Plan assets at fair value*                            103,066          84,574
Plan assets greater (less) than projected
  benefit obligation                                   13,776          (2,670)
Unrecognized net assets being
  amortized through 2000                               (1,485)         (1,690)
Unrecognized prior service costs                         (773)           (920)
Unrecognized net loss from past experience
  different from that assumed and effects
  of changes in assumptions                               635           6,042

Prepaid pension cost at December 31                  $ 12,153        $    762

  * Consists primarily of marketable bonds and debentures and obligations of the United States Government and its agencies and includes $3,057,000 invested in the Norwest Short Term Investment Fund at December 31, 1996.

  Assumptions used in the accounting for the NFI Plan were:

                                                            As of December 31,
                                                            1996          1995

  Weighted average discount rate                            7.0%          7.0%
  Expected long-term rate of return on assets               8.0           6.0
  Rate of increase in future compensation levels            5.0           6.0

  Assumptions used in the accounting for the TCC Plan were:


                                                            As of December 31,
                                                            1996          1995

  Weighted average discount rate                          8.0%         8.0%
  Expected long-term rate of return on assets             8.0          8.0
  Rate of increase in future compensation levels          6.5          6.5

                   NORWEST FINANCIAL, INC.

  12. Retirement Plans, Continued:

  The components of net pension expense for the NFI Plan and TCC Plan, combined, for 1996 and 1995 and for the NFI Plan for 1994 are presented below:

                                                     Years Ended December 31,

  (In Thousands)                                    1996       1995      1994
  Service cost - benefits earned during the year  $ 4,204    $ 4,605   $ 3,216
  Interest cost on projected benefit obligation     6,045      5,944     4,168
  Actual return on plan assets                     (9,645)   (12,474)   (1,912)
  Net amortization and deferral*                    3,544     10,292     1,602

  Net periodic pension expense                    $ 4,148    $ 8,367   $ 7,074


  *  Consists of the net effects of delayed recognition of certain events
       (for example, unanticipated investment performance) arising during the current period and amortization (recognition) of the net unrecognized effects of past similar events over a five year period.

  The NFI Plan holds single premium annuity contracts issued by one of the Company's life insurance subsidiaries. Annual benefits paid to retirees covered by the contracts were approximately $1.8 million and $1.9 million in 1996 and 1995, respectively.

  The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%. The Company makes a matching contribution of $.25 for every dollar of the basic employee contribution made during the year and not withdrawn. The Company may also make a profit sharing contribution on the basic employee contribution with the amount determined by the percentage return on consolidated equity (as defined) of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the Company was $13,694,000, $10,842,000, and $11,500,000 for the years ended December 31,
  1996, 1995, and 1994, respectively.


                   NORWEST FINANCIAL, INC.

    Notes to Consolidated Financial Statements, Continued

  13. Postretirement Benefits.

  The Company provides certain health care and life benefits for substantially all of its retired United States employees (the "NFI Plan"). In accordance with SFAS 106, the Company has elected to recognize the transition obligation of approximately $22.2 million over a period of twenty years.
  The Company's Canadian subsidiary, Trans Canada Credit Corporation ("TCC") provides certain health and life insurance benefits to its retirees (the
  "TCC Plan").

  The accumulated postretirement benefit obligation, funded status, and reconciliation to the balance sheet for the NFI Plan and the TCC Plan, combined, are presented below:

  (In Thousands)                                    Years ended December 31,
                                                       1996           1995

        Retirees                                   $(11,150)      $ (8,798)
        Fully eligible plan participants               (243)           (57)
        Other active plan participants              (35,695)       (28,063)
        Accumulated post-retirement benefit
        obligation                                  (47,088)       (36,918)

        Plan assets at fair value                    10,100
        Accumulated post-retirement benefit
        obligation in excess of plan assets         (36,988)       (36,918)

        Unrecognized transition obligation           17,790         18,901
        Unrecognized net loss                         5,634          2,483
        Unrecognized prior service cost                 759            802

        Accrued postretirement benefit liability   $(12,805)      $(14,732)

  The Company began funding the accumulated postretirement benefit obligation of the NFI Plan during 1996. Plan assets consist primarily of obligations of state and local governments and mutual funds invested in obligations of state and local governments.

  Net postretirement benefit expense for the NFI Plan and the TCC Plan, combined, consisted of the following components:

  (In Thousands)                                      Years ended December 31,
                                                  1996       1995       1994
      Service cost - benefits earned
        during the year                          $3,361     $2,733     $2,085
      Interest cost on accumulated
        postretirement benefit obligation         3,116      2,439      2,018
      Amortization of transition obligation       1,112      1,112      1,112
      Amortization of unrecognized net loss       1,189        545        383
      Amortization of unrecognized prior
        service cost                                 43         44
      Net periodic postretirement
        benefit expense                          $8,821     $6,873     $5,598

                   NORWEST FINANCIAL, INC.

  13. Postretirement Benefits, Continued:


  The assumed health care cost trend rate used in measuring the NFI Plan's accumulated postretirement benefit obligation as of December 31, 1996 was 10% for 1997 decreasing each successive year until it reaches 8% in 2000, after which it remains constant. The TCC Plan assumed a 1997 health care trend of 14% decreasing each sucessive year until it reaches 6% in 2006.
  A one percent increase in the assumed health care cost trend rate for each year would increase the combined accumulated postretirement benefit obligation as of December 31, 1996 by approximately $9.9 million and combined net postretirement benefit expense by $1.7 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% at both December 31, 1996, and December 31, 1995.


  14. Summary of Operating Expenses.

  Following is a summary of operating expenses for the years 1996, 1995, and 1994:

                                               Years Ended December 31,
(In Thousands)                           1996           1995           1994

Salaries                               $250,788       $226,165       $195,903
Other employee benefits                  32,390         25,773         37,649
Depreciation and amortization            27,613         25,404         27,339
Rent - real estate leases                26,599         24,691         22,686
Payroll taxes                            19,908         17,680         16,360
Data and voice communication             16,390         16,118         15,884
Collection and credit information        16,147         14,487         14,343
Postage                                  14,593         13,770         11,912
Advertising                              14,271         13,404         12,731
Travel                                   11,030          8,825          8,646
Stationery and supplies                   9,263          7,497          7,319
Taxes other than income taxes             6,663          7,785          6,656
Rent - data processing
  equipment leases                        5,644          5,636          6,556
Management fees paid to Norwest
  Corporation                             5,230          3,835          2,321
Equipment repairs and maintenance         4,815          4,835          4,929
Retirement plan                           4,148          8,367          8,434
Other                                    49,398         37,638         34,715

Total operating expenses               $514,890       $461,910       $434,383


                   NORWEST FINANCIAL, INC.

    Notes to Consolidated Financial Statements, Continued



  15. Statements of Consolidated Cash Flows.

  The Company and its subsidiaries consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

                                              Years Ended December 31,


  (In Thousands)                        1996            1995           1994

  Cash paid for:
       Interest                        $370,144        $328,255       $242,386
       Income taxes                     110,026         181,022        118,907



  16. Concentrations of Credit Risk.

  The Company and its subsidiaries are primarily engaged in the consumer finance business. The average balance outstanding with any individual customer is not significant. At December 31, 1996, the Company had 1,073 consumer finance offices in 47 states, Guam, Puerto Rico, and all ten Canadian provinces compared with 1,029 consumer finance offices in 46 states, Guam, Puerto Rico, and ten Canadian provinces at December 31, 1995. Credit cards are issued by Dial Bank to customers located nationwide. Dial National Bank issues private label and dual-line Co-Branded credit cards
  nationwide.   Insurance premium financing is provided for liability and
  material damage auto insurance in California, Arizona, Texas, and 10 states located throughout the southeastern United States.

  A subsidiary of the Company also provides accounts receivable financing primarily to high quality furniture stores across the country. In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on health care equipment.
  <PAGE 51>

                   NORWEST FINANCIAL, INC.

    Notes to Consolidated Financial Statements, Continued



  17. Selected Quarterly Financial Data (Unaudited).

  Selected quarterly financial data for 1996 and 1995 were as follows:

  (In Thousands)                       Interest     Provision
                           Total       and Debt     for Credit
  Quarter Ended            Income      Expense        Losses       Net
  Earnings
  March 31, 1995          $322,275      $79,431       $30,314         $56,977

  June 30, 1995            353,991       92,545        31,497          68,756

  September 30, 1995       361,940       92,165        39,680          64,286

  December 31, 1995        381,152       94,938        41,827          77,922

  March 31, 1996           374,328       94,704        45,952          61,999

  June 30, 1996            378,110       92,703        43,884          66,998

  September 30, 1996       383,332       92,557        49,295          67,557

  December 31, 1996        410,787       92,895        59,349          79,777


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

  Available-for-sale Securities. Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets (note 2).

  Finance Receivables and Notes Receivable - Affiliates. The interest rates on the receivables outstanding at December 31, 1996, and 1995, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value.

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

  Long-term Debt. Based on quoted market rates for the same or similar issues or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $4,147,816,000 as of December 31, 1996 and $4,195,715,000 as of December 31, 1995.


  19. Notes Receivable - Affiliates.

  Notes receivable - affiliates were $574,344,000 and $552,005,000 at December 31, 1996, and 1995, respectively. Notes receivable - affiliates include a combination of short-term and long-term notes receivable. Effective May 4, 1995, Norwest Financial, Inc. made term loans totaling $500 million to an affiliate, Island Finance Puerto Rico, Inc. The loans have a weighted average interest rate of 8.80% and mature in 2000. The remainder of notes outstanding at December 31, 1996 and December 31, 1995, earn interest at rates that approximate the cost of borrowings of the Company.

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

  Omitted in accordance with General Instruction J(2)(c).


                           PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

  (1) Financial Statements:

     a.    Consolidated balance sheets as of December 31, 1996, and 1995.

     b. Statements of consolidated earnings and retained earnings for the years ended December 31, 1996, 1995, and 1994.

     c. Statements of consolidated cash flows for the years ended December 31, 1996, 1995, and 1994.

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

     *(12) Computation of ratios of earnings to fixed charges for the years ended December 31, 1996, 1995, 1994, 1993, and 1992.

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

                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 1997.

                                           NORWEST FINANCIAL, INC.


                                           By        \s\James R. Berens
                                                        James R. Berens
                                                           President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 20th day of March 1997.


             \s\David C. Wood
                David C. Wood
             Chairman of the Board
        (Principal Executive Officer)


           \s\James R. Berens
              James R. Berens
           President and Director


        \s\Patricia J. McFarland
           Patricia J. McFarland
    Vice President, General Counsel and
           Secretary and Director



              Stanley S. Stroup
                  Director



            \s\Dennis E. Young
               Dennis E. Young
   Senior Vice President, Chief Financial
       Officer, Treasurer and Director
        (Principal Financial Officer)


           \s\Eric Torkelson
              Eric Torkelson
        Vice President and Controller
       (Principal Accounting Officer)