Form 10-Q
period 1997-03-31
NORWEST FINANCIAL INC
filed 1997-05-14
CIK 708481

<PAGE 1>
                          Form 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

              Quarterly Report Under Section 13
           of the Securities Exchange Act of 1934




For Quarter Ended    March 31, 1997     Commission file number 2-80466




                   Norwest Financial, Inc.
         (Exact name of registrant as specified in its charter)




              Iowa                                42 1186565
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)        Identification No.)




   206 Eighth Street, Des Moines,Iowa                      50309
(Address of principal executive offices)                (Zip Code)




Registrant's telephone number, including area code    (515)243-2131



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such  filing requirements for the past 90 days.
Yes    X  .  No     .

Indicate  the number of shares outstanding of  each  of  the issuer's
classes  of  common  stock,  as  of  the   latest practicable date.
Common Stock (without par value):   1,000 shares outstanding as of
May 1, 1997.

The  registrant  meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>
                         PART I.  FINANCIAL INFORMATION

                             NORWEST FINANCIAL INC.

                           Consolidated Balance Sheets

                             (Thousands of Dollars)


                                   (Unaudited)
                                    March 31,     December 31,

           Assets                     1997            1996

Cash and cash equivalents          $  125,209      $  141,692

Securities available for sale         840,792         816,980

Finance receivables:
  Consumer:
    Loans                           3,300,265       3,324,655
    Sales finance                   1,735,262       1,683,655
    Other                             414,048         447,021
  Commercial                          491,837         494,104

       Total finance receivables    5,941,412       5,949,435

  Less allowance for credit losses    171,459         169,133

       Finance receivables - net    5,769,953       5,780,302



Notes receivable - affiliates         604,620         574,344



Property and equipment (at cost, less
  accumulated depreciation of $92,577
  for 1997 and $89,373 for 1996)       77,475          75,068

Deferred income taxes                  40,362          34,456

Other assets                          197,804         338,003


          Total assets             $7,656,215      $7,760,845





See accompanying notes to consolidated financial statements.
<PAGE 3>
                             NORWEST FINANCIAL INC.

                           Consolidated Balance Sheets

                             (Thousands of Dollars)


                                   (Unaudited)
                                    March 31,     December 31,
          Liabilities and
        Stockholder's Equity          1997            1996

Loans payable - short-term:
  Commercial paper                 $1,847,310      $1,732,095
  Affiliates                          162,803         173,006
  Other                                               195,000
Unearned insurance premiums
  and commissions                     131,125         136,564
Insurance claims and policy reserves   35,077          35,893
Accrued interest payable               81,560          75,765
Other payables to affiliates           36,211           5,565
Other liabilities                     233,874         216,031

Long-term debt:
  Senior                            3,965,371       4,080,894
  Subordinated                         52,000          52,000

          Total long-term debt      4,017,371       4,132,894

          Total liabilities         6,545,331       6,702,813



Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)               3,855           3,855
  Additional paid in capital           90,766          90,766
  Retained earnings (note 2)        1,020,745         959,697
  Foreign currency translation
    adjustment                         (7,189)         (5,991)
  Net unrealized holding gain
    on securities available for sale,
    net of income taxes                 2,707           9,705

       Total stockholder's equity   1,110,884       1,058,032

       Total liabilities and
       stockholder's equity        $7,656,215      $7,760,845




See accompanying notes to consolidated financial statements.
<PAGE 4>
                   NORWEST FINANCIAL, INC.

       Statements of Consolidated Earnings (Unaudited)

                    (Thousand of Dollars)




                                   Three Months Ended March 31,

                                       1997             1996

Income:

  Finance charges and interest       $301,364         $296,425

  Insurance premiums and commissions   35,178           33,078

  Other income (note 3)                47,913           44,825

     Total income                     384,455          374,328


Expenses:

  Operating expenses                  130,694          126,140

  Interest and debt expense            92,879           94,704

  Provision for credit losses          54,749           45,952

  Insurance losses and loss expenses    9,274            9,890

    Total expenses                    287,596          276,686

    Earnings before income taxes       96,859           97,642

Income taxes                           34,082           35,643

    Net earnings                     $ 62,777         $ 61,999











See accompanying notes to consolidated financial statements.
<PAGE 5>
                   NORWEST FINANCIAL, INC.

      Statements of Consolidated Cash Flows (Unaudited)
       Increase(Decrease) in Cash and Cash Equivalents

                   (Thousands of Dollars)

                                         Three Months Ended March
31,

                                              1997           1996
Cash flows from operating activities:
  Net earnings                           $    62,777     $    61,999
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
    Provision for credit losses               54,749          45,952
    Depreciation and amortization              6,995           6,773
    Deferred income taxes                     (2,280)         (5,396)
    Other receivables from affiliate                       31,643
    Other assets                             (16,436)         26,730
    Unearned insurance premiums and
      commissions                             (5,439)         (5,690)
   Insurance claims and policy reserve          (816)            684
   Accrued interest payable                    5,795           1,692
   Other payables to affiliates               30,646           4,839
   Other liabilities                          17,843           8,139

Net cash flows from operating activities      153,834         177,365

Cash flows from investing activities:
  Finance receivables:
    Principal collected                     1,338,642       1,393,407
    Receivables originated or purchased    (1,383,042)     (1,308,506)
  Proceeds from sales of securities            26,701          49,825
  Proceeds from maturities of securities       18,956          14,461
  Purchases of securities                     (80,093)        (83,032)
  Net additions to property and equipment      (6,262)         (4,343)
  Net decrease(increase) in notes
     receivable - affiliates                  (30,276)         22,896
         Other                                150,229         134,559

Net cash flows from investing activities       34,855         219,267

Cash flows from financing activities:
   Net decrease in loans payable - short term (89,988) (274,874) Proceeds from issuance of long-term debt -
      Senior                                   36,545
  Repayment of long-term debt -
      Senior                                 (150,000)      (14,460)
      Dividends paid                           (1,729)      (75,000)

Net cash flows used for financing activities (205,172)     (364,334)

Net increase(decrease) in cash and cash
   equivalents                                (16,483)       32,298

Cash and cash equivalents beginning of period 141,692        72,991

Cash and cash equivalents end of period   $   125,209    $  105,289

See accompany notes to consolidated financial statements.
<PAGE 6>
                   NORWEST FINANCIAL, INC.

   Notes to Consolidated Financial Statements (Unaudited)


The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1996 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included.


1.   Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation.

2.   Dividend Restrictions.

Certain of the Company's bank credit agreements contain requirements as to maintenance of net worth (as defined).
Approximately $460 million of consolidated retained earnings was unrestricted at March 31, 1997.

3.   Other Income.

Income from affiliates was $13.7 million and $14.7 million for the three months ended March 31, 1997 and 1996, respectively.

Interest and dividends from securities available for sale and cash equivalents were $14.2 million and $12.7 million for the three months ended March 31, 1997 and 1996, respectively.

4.   Subsequent Event.

On April 1, 1997, the Company received a capital infusion of $112 million from Norwest Financial Services, Inc. for the sole purpose of investing in securities. None of the funds received in the capital infusion will be used in the operations of the Company.



<PAGE 7>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
      of Financial Condition and Results of Operations


Norwest Financial's total income (revenue) increased 3% for the first three months ($384.5 million in the first three months of 1997 compared with $374.3 million in the first three months of 1996).

Income from finance charges and interest increased 2% for the first three months ($301.4 million in the first three months of 1997 compared with $296.4 million in the first three months of 1996). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in first three months of 1997 increased 2% from the first three months of 1996; average consumer receivables outstanding increased 3% while average commercial receivables outstanding declined 2%.

                                        Three Months Ended
                                            March 31,

Rate of charge on finance receivables:   1997      1996

     Consumer                           20.96%    21.00%
     Commercial                         13.77     14.87
     Total                              20.36     20.47

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average finance receivables was due primarily to regular business activity.

Insurance premiums and commissions increased 6% ($35.2 million in the first three months of 1997 compared with $33.1 million in the first three months of 1996.) Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 5% in the first three months of 1997 compared with the first three months of 1996. In addition, Norwest Financial also provides credit insurance as part of the consumer finance business of several affiliates and a non-related company. Insurance premiums and commissions on these arrangements were $4.4 million in the first three months of 1997 compared with $4.3 million in the first three months of 1996.

Insurance losses and loss expenses decreased 6% ($9.3 million in the first three months of 1997 compared with $9.9 million in the first three months of 1996). Insurance losses and loss expenses on the insurance arrangements noted above were $.5 million in the first three months of 1997 compared with $.4 million in the first three months of 1996.
<PAGE 8>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Continued


Other income increased 7% ($47.9 million in the first three months of 1997 compared with $44.8 million in the first three months of 1996). The increase is due primarily to an increase in investment income and other fee income offset in part by a decrease in income from affiliates.

Operating expenses increased 4% ($130.7 million in the first three months of 1997 compared with $126.1 million in the first three months of 1996). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At March 31, 1997, Norwest Financial was operating 1,094 consumer finance branch offices compared with 1,024 at March 31, 1996.

Interest and debt expense decreased 2% ($92.9 million in the first three months of 1997 compared with $94.7 million in the first three months of 1996). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first three months of 1997 remained approximately the same as the first three months of 1996.

                                Three Months Ended March 31,

Costs of funds:                    1997           1996

     Short-term                    5.03%          5.51%
     Long-term                     6.85           6.94
     Total                         6.31           6.52

Changes in average debt outstanding generally corresponds to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates increased 2% in the first quarter of 1997 compared with the first quarter of 1996.

Provision for credit losses increased 19% ($54.7 million in the first three months of 1997 compared with $46.0 million in the first three months of 1996). Net write-offs as a percentage of average net receivables outstanding increased to .88% in the first three months of 1997 compared with .77% in the first three months of 1996. Norwest Financial, along with the consumer finance industry, has experienced an increase in net write-offs. Management believes the allowance for credit losses at March 31, 1997, and December 31, 1996, is adequate to absorb possible losses in the finance receivables portfolio.


<PAGE 9>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Concluded


Federal and state income taxes decreased 4% ($34.1 million in the first three months of 1997 compared with $35.6 million in the first three months of 1996). The decrease was due primarily to the decrease in earnings before income taxes. The effective tax rate was 35.2% for the first three months of 1997 and 36.5% for the first three months of 1996.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At March 31, 1997, lines of credit and revolving credit agreements totaling $1,326 million were being maintained at 33 unaffiliated banks. None of this credit was in use at the time.

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


Item 5.  Other Information

             RATIOS OF EARNINGS TO FIXED CHARGES

The  following  table sets forth the ratios of  earnings  to
fixed   charges   of  Norwest  Financial,   Inc.   and   its
subsidiaries for the periods indicated:

     Three  Months  Ended                      Years   Ended
December 31,
      March  31, 1997                 1996     1995     1994
1993    1992

           2.01                       2.11     2.13     2.26
2.22    2.02

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)   Computation  of ratios of earnings  to  fixed
               charges for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and the three months ended March 31, 1997.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                     S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORWEST FINANCIAL, INC.

Date:  May 1, 1997

                              By: /s/  Eric Torkelson
                              Eric Torkelson
                              Vice President and Controller
                              (Principal Accounting Officer)