Form 10-Q
period 1997-06-30
NORWEST FINANCIAL INC
filed 1997-08-11
CIK 708481

<PAGE 1>
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934




For Quarter Ended      June 30, 1997      Commission file number 2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of August 1, 1997.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


<PAGE 2>
                         PART I.  FINANCIAL INFORMATION

                             NORWEST FINANCIAL, INC.

                           Consolidated Balance Sheets

                             (Thousands of Dollars)


                                   (Unaudited)
                                     June 30,     December 31,

           Assets                     1997            1996

Cash and cash equivalents          $  118,235      $  141,692

Securities available for sale         985,724         816,980

Finance receivables:
  Consumer:
    Loans                           3,424,985       3,324,655
    Sales finance                   1,721,701       1,683,655
    Other                             420,110         447,021
  Commercial                          455,784         494,104

Total finance receivables           6,022,580       5,949,435

  Less allowance for credit losses    173,180         169,133

Finance receivables - net           5,849,400       5,780,302



Notes receivable - affiliates         625,307         574,344



Property and equipment (at cost, less
  accumulated depreciation of $94,842
  for 1997 and $89,373 for 1996)       82,515          75,068

Deferred income taxes                  39,903          34,456

Other assets                          200,166         338,003


          Total assets             $7,901,250      $7,760,845





See accompanying notes to consolidated financial statements.

<PAGE 3>
                             NORWEST FINANCIAL, INC.

                           Consolidated Balance Sheets

                             (Thousands of Dollars)


                                   (Unaudited)
                                     June 30,     December 31,
          Liabilities and
        Stockholder's Equity          1997            1996

Loans payable - short-term:
  Commercial paper                 $1,767,986      $1,732,095
  Affiliates                          250,662         173,006
  Other                                               195,000
Unearned insurance premiums
  and commissions                     134,349         136,564
Insurance claims and
  policy reserves                      36,233          35,893
Accrued interest payable               69,378          75,765
Other payables to affiliates           12,434           5,565
Other liabilities                     230,756         216,031

Long-term debt:
  Senior                            4,097,321       4,080,894
  Subordinated                          2,000          52,000

          Total long-term debt      4,099,321       4,132,894

          Total liabilities         6,601,119       6,702,813



Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)               3,855           3,855
  Additional paid in capital          202,766          90,766
  Retained earnings (note 2)        1,089,054         959,697
  Foreign currency translation
    adjustment                         (6,881)         (5,991)
  Net unrealized holding gain
    on securities available for sale,
    net of income taxes                11,337           9,705

Total stockholder's equity          1,300,131       1,058,032

  Total liabilities and
  stockholder's equity             $7,901,250      $7,760,845



See accompanying notes to consolidated financial statements.

<PAGE 4>
                             NORWEST FINANCIAL, INC.

                 Statements of Consolidated Earnings (Unaudited)

                             (Thousands of Dollars)



                             Quarter Ended June 30,    Six Months Ended June 30,

                                     1997        1996      1997         1996
Income:

  Finance charges and interest      $298,593    $296,939  $599,957     $593,364

  Insurance premiums and commissions  34,679      34,553    69,857       67,631

  Other income (note 3)               50,166      46,618    98,079       91,443

     Total income                    383,438     378,110   767,893      752,438


Expenses:

  Operating expenses                 130,112     128,276   260,806      254,416

  Interest and debt expense           92,934      92,703   185,813      187,407

  Provision for credit losses         44,627      43,884    99,376       89,836

  Insurance losses and loss expenses  11,007      10,147    20,281       20,037

    Total expenses                   278,680     275,010   566,276      551,696

    Earnings before income taxes     104,758     103,100   201,617      200,742

Income taxes                          36,449      36,102    70,531       71,745

    Net earnings                    $ 68,309    $ 66,998  $131,086     $128,997





See accompanying notes to consolidated financial statements.

<PAGE 5>
                             NORWEST FINANCIAL, INC.

                Statements of Consolidated Cash Flows (Unaudited)
                 Increase(Decrease) in Cash and Cash Equivalents

                             (Thousands of Dollars)

                                          Six Months Ended June 30,

                                            1997            1996
Cash flows from operating activities:
  Net earnings                          $   131,086    $   128,997
  Adjustments to reconcile net earnings to
  net cash flows from operating activities:
      Provision for credit losses            99,376         89,836
      Depreciation and amortization          13,963         13,665
      Deferred income taxes                  (6,258)        (1,596)
      Other receivables from affiliate                      31,643
      Other assets                          (21,680)        20,270
      Unearned insurance premiums and
        commissions                          (2,215)        (3,921)
      Insurance claims and policy reserves      340          3,230
      Accrued interest payable               (6,387)           756
      Other payables to affiliates            6,869         74,254
      Other liabilities                      14,725         32,968

Net cash flows from operating activities    229,819        390,102

Cash flows from investing activities:
  Finance receivables:
      Principal collected                 2,767,976      2,802,231
      Receivables originated or
        purchased                        (2,936,450)    (2,833,499)
  Proceeds from sales of securities          63,170         85,358
  Proceeds from maturities of securities     44,372         26,855
  Purchases of securities                  (273,843)      (150,763)
  Net additions to property and equipment   (15,302)       (10,658)
  Net increase in notes receivable -
    affiliates                              (50,963)       (86,679)
  Other                                     151,890        124,314

Net cash flows from investing activities   (249,150)       (42,841)

Cash flows from financing activities:
  Net decrease in loans payable -
    short term                              (81,453)      (187,977)
  Proceeds from issuance of long-term debt -
      Senior                                365,679
      Subordinated - affiliate                              50,000
  Repayment of long-term debt -
      Senior                               (348,623)       (19,860)
      Subordinated                          (50,000)       (20,000)
  Dividends paid                             (1,729)      (150,000)
  Paid in capital                           112,000

Net cash flows used for financing
  activities                                 (4,126)      (327,837)

Net increase (decrease) in cash and
  cash equivalents                          (23,457)        19,424

Cash and cash equivalents
  beginning of period                       141,692         72,991

Cash and cash equivalents end of period $   118,235    $    92,415

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

1.   Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation ("Norwest").

2.   Dividend Restrictions.

Certain  of  the  Company's bank credit agreements contain  requirements  as  to
maintenance  of  net  worth  (as  defined).   Approximately  $650   million   of
consolidated retained earnings was unrestricted at June 30, 1997.

3.   Other Income.

Income from affiliates was $13.2 million and $13.6 million for the quarters ended June 30, 1997 and 1996, respectively, and $26.9 million and $28.3 million for the six months ended June 30, 1997 and 1996, respectively.

Interest and dividends from securities available for sale and cash equivalents were $15.7 million and $12.9 million for the quarters ended June 30, 1997 and 1996, respectively and $29.9 million and $25.7 million for the six months ended June 30, 1997 and 1996, respectively.

4.   Capital Infusion.

On April 1, 1997, the Company received a capital infusion of $112 million from Norwest Financial Services, Inc. for the sole purpose of investing in securities. All of the funds received in the capital infusion have been invested in securities and none of these funds are currently being used in the operations of the company.

<PAGE 7>
                             NORWEST FINANCIAL, INC.

             Notes to Consolidated Financial Statements (Unaudited)


5.   Business Acquisition.

On June 23, 1997, Norwest entered into a definitive purchase agreement with BankBoston Corporation ("BankBoston") for Norwest to acquire Fidelity Acceptance Corporation ("Fidelity"), BankBoston's subprime automobile finance subsidiary. It is contemplated that the Company will acquire Fidelity, directly or through Norwest. The principal business of Fidelity is making direct loans secured by automobiles and purchasing sales finance contracts directly from automobile dealers. As of May 31, 1997, Fidelity and its subsidiaries operated 150 branch offices in 31 states and Guam and had approximately $1.12 billion of net finance receivables outstanding.

<PAGE 8>
                             NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Norwest Financial's performance for the second quarter of 1997 closely paralleled performance for the first six months of 1997. The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

Norwest Financial's total income (revenue) increased 2% for the first six months ($767.9 million in the first six months of 1997 compared with $752.4 million in the first six months of 1996).

Income from finance charges and interest increased 1% for the first six months ($600.0 million in the first six months of 1997 compared with $593.4 million in the first six months of 1996). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in first six months of 1997 increased 2% from the first six months of 1996; average consumer receivables outstanding increased 3% while average commercial receivables outstanding declined 3%.


                                        Six Months Ended June 30,

Rate of charge on finance receivables:       1997        1996

     Consumer                                21.03%      21.16%
     Commercial                              13.59       14.99
     Total                                   20.41       20.62

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average finance receivables was due primarily to regular business activity.

Insurance premiums and commissions increased 3% ($69.9 million in the first six months of 1997 compared with $67.6 million in the first six months of 1996.) Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding (those secured by real estate and not secured by real estate). Average consumer finance loans outstanding increased 5% in the first six months of 1997 compared with the first six months of 1996.


<PAGE 9>
                             NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
           of Financial Condition and Results of Operations, Continued


Insurance losses and loss expenses increased 1% ($20.3 million in the first six months of 1997 compared with $20.0 million in the first six months of 1996).

Other income increased 7% ($98.1 million in the first six months of 1997 compared with $91.4 million in the first six months of 1996). The increase is due primarily to an increase in investment income and other fee income offset in part by a decrease in income from affiliates.

Operating expenses increased 3% ($260.8 million in the first six months of 1997 compared with $254.4 million in the first six months of 1996). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At June 30, 1997, Norwest Financial was operating 1,097 consumer finance branch offices compared with 1,047 at June 30, 1996.

Interest and debt expense decreased 1% ($185.8 million in the first six months of 1997 compared with $187.4 million in the first six months of 1996). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first six months of 1997 increased 1% from the first six months of 1996.

                                   Six Months Ended June 30,

Costs of funds:                      1997         1996

     Short-term                      5.15%        5.44%
     Long-term                       6.84         6.94
     Total                           6.33         6.50


Changes in average debt outstanding generally corresponds to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates in the first six months of 1997 remained approximately the same as the first six months of 1996.



<PAGE 10>

                             NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
           of Financial Condition and Results of Operations, Concluded


Provision for credit losses increased 11% ($99.4 million in the first six months of 1997 compared with $89.8 million in the first six months of 1996). Net write offs as a percentage of average net receivables outstanding increased to 1.61% in the first six months of 1997 compared with 1.51% in the first six months of 1996. Provision for credit losses in the second quarter of 1997 increased 2% compared with the second quarter of 1996 ($44.6 million compared with $43.9 million). Net write-offs as a percentage of average net receivables outstanding was .74% for both the second quarter of 1997 and the second quarter of 1996. Norwest Financial, along with the consumer finance industry, has experienced an increase in net write-offs. Management believes the allowance for credit losses at June 30, 1997, and December 31, 1996, is adequate to absorb possible losses in the finance receivables portfolio.

Federal and state income taxes decreased 2% ($70.5 million in the six months of 1997 compared with $71.7 million in the first six months of 1996). The effective tax rate was 35.0% for the first six months of 1997 and 35.7% for the first six months of 1996.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At June 30, 1997, lines of credit and revolving credit agreements totaling $1,327 million were being maintained at 33 unaffiliated banks. None of this credit was in use at the time.

The Company and one of its Canadian subsidiaries obtain long-term debt capital primarily from (i) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (ii) the issuance of debt securities to institutional investors, and (iii) term borrowings from commercial banks. The Company and one of its Canadian subsidiaries also obtain long-term debt from the issuance of medium-term notes (which may have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal).

Norwest Financial anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest received on Norwest Financial's finance receivables.







<PAGE 11>
                           PART II.  OTHER INFORMATION

                             NORWEST FINANCIAL, INC.


Item 5.  Other Information

                       RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

    Six Months Ended                      Years Ended December 31,
      June 30, 1997                 1996    1995    1994    1993    1992

          2.05                      2.11    2.13    2.26    2.22    2.02

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)   Computation of ratios of earnings to fixed charges for the  years ended  December 31, 1996, 1995, 1994, 1993 and 1992 and  the  six
               months ended June 30, 1997.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORWEST FINANCIAL, INC.

Date:  August 1, 1997

                           By  /S/ Eric Torkelson
                              Eric Torkelson
                              Vice President and Controller
                              (Principal Accounting Officer)