Form 10-Q
period 1997-09-30
NORWEST FINANCIAL INC
filed 1997-11-12
CIK 708481

<PAGE 1>
                          Form 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

              Quarterly Report Under Section 13
           of the Securities Exchange Act of 1934




For Quarter Ended   September 30, 1997   Commission file number 2-80466




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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X  .No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common
Stock (without par value): 1,000 shares outstanding as of November 3, 1997.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>
               PART I.  FINANCIAL INFORMATION

                   NORWEST FINANCIAL, INC.

                 Consolidated Balance Sheets

                   (Thousands of Dollars)


                                   (Unaudited)
                                  September 30,   December 31,

           Assets                     1997            1996

Cash and cash equivalents          $   98,964     $  141,692

Securities available for sale       1,053,743        816,980

Finance receivables:
  Consumer:
    Loans                           3,910,195      3,324,655
    Sales finance                   2,382,528      1,683,655
    Other                             451,582        447,021
  Commercial                          455,499        494,104

         Total finance receivables  7,199,804      5,949,435

  Less allowance for credit losses    293,505        169,133

         Finance receivables - net  6,906,299      5,780,302



Notes receivable - affiliates         613,085        574,344



Property and equipment (at cost, less
  accumulated depreciation of $103,873
  for 1997 and $89,373 for 1996)       93,403         75,068

Deferred income taxes                  78,893         34,456

Other assets                          342,605        338,003


         Total assets              $9,186,992     $7,760,845

See accompanying notes to consolidated financial statements.

<PAGE 3>
                   NORWEST FINANCIAL, INC.

                 Consolidated Balance Sheets

                   (Thousands of Dollars)


                                     (Unaudited)
                                     September 30,    December 31,
          Liabilities and
        Stockholder's Equity             1997            1996

Loans payable - short-term:
       Commercial paper               $2,044,461       $1,732,095
          Affiliates                     337,189          173,006
          Other                                           195,000
Unearned insurance premiums
       and commissions                   147,619          136,564
Insurance claims and policy reserves      36,827           35,893
Accrued interest payable                  91,669           75,765
Other payables to affiliates               3,268            5,565
Other liabilities                        257,140          216,031

Long-term debt:
          Senior                       4,908,657        4,080,894
          Subordinated                     2,000           52,000

              Total long-term debt     4,910,657        4,132,894

              Total liabilities        7,828,830        6,702,813



Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                  3,855            3,855
  Additional paid in capital             202,769           90,766
  Retained earnings (note 2)           1,139,335          959,697
  Foreign currency translation
    adjustment                            (6,856)          (5,991)
  Net unrealized holding gain
    on securities available for sale,
    net of income taxes                   19,059            9,705

          Total stockholder's equity   1,358,162        1,058,032

          Total liabilities and
          stockholder's equity        $9,186,992       $7,760,845


See accompanying notes to consolidated financial statements.

<PAGE 4>
                      NORWEST FINANCIAL, INC.

          Statements of Consolidated Earnings (Unaudited)

                      (Thousands of Dollars)


                                Quarter Ended         Nine Months Ended
                                September 30,           September 30,

                               1997      1996         1997        1996
Income:

  Finance charges and interest $322,762  $303,295     $  922,719  $  896,659

  Insurance premiums and
  commissions                    33,894    35,184        103,751     102,815

  Other income (note  3)         52,977    44,853        151,056     136,296

     Total income               409,633   383,332      1,177,526   1,135,770


Expenses:

   Operating expenses           139,003   128,685        399,809    383,101

   Interest and debt expense    102,042    92,557        287,855    279,964

   Provision for credit losses   57,819    49,295        157,195    139,131

   Insurance losses and
   loss expenses                  9,125     9,102         29,406     29,139

       Total expenses           307,989   279,639        874,265    831,335

       Earnings before
       income taxes             101,644   103,693        303,261    304,435

Income taxes                     34,004    36,136        104,535    107,881

      Net earnings            $  67,640 $  67,557   $    198,726 $  196,554




See accompanying notes to consolidated financial statements.

<PAGE 5>
                    NORWEST FINANCIAL, INC.

       Statements of Consolidated Cash Flows (Unaudited)
        Increase(Decrease) in Cash and Cash Equivalents

                    (Thousands of Dollars)

                                          Nine Months Ended September 30,

                                                1997             1996
Cash flows from operating activities:
  Net earnings                              $   198,726     $   196,554
  Adjustments to reconcile net earnings to
      net cash flows from operating activities:
      Provision for credit losses               157,195         139,131
      Depreciation and amortization              23,890          19,411
      Deferred income taxes                      (1,509)         (3,978)
      Other receivables from affiliate                           31,643
      Other assets                              (60,651)         42,929
      Unearned insurance premiums and
        commissions                              10,120          (2,711)
        Insurance claims and policy reserves    (12,428)          4,997
      Accrued interest payable                   13,795             682
      Other payables to affiliates               (2,297)         23,735
      Other liabilities                          31,095          18,593

Net cash flows from operating activities        357,936         470,986

Cash flows from investing activities:
  Finance receivables:
      Principal collected                     4,139,548       4,171,482
      Receivables originated or purchased    (4,444,668)     (4,365,530)
  Proceeds from sales of securities              87,058         113,588
  Proceeds from maturities of securities         57,868          41,374
  Purchases of securities                      (331,273)       (222,374)
       Net additions to property
       and equipment                            (25,087)        (17,809)
   Net increase in notes
   receivable - affiliates                   (1,138,196)         (4,642)
  Cash and cash equivalents of contributed
    subsidiaries received                         3,258
  Other                                         160,599         119,707

Net cash flows used for investing activities (1,490,893)       (164,204)

Cash flows from financing activities:
  Net (increase) decrease in loans
    payable - short term                        281,549         (79,357)
  Proceeds from issuance of long-term debt:
      Senior                                  1,251,882         100,000
      Subordinated - affiliate                                   50,000
  Repayment of long-term debt:
      Senior                                   (503,473)       (121,610)
      Subordinated                              (50,000)        (20,000)
  Dividends paid                                 (1,729)       (200,000)
  Paid in capital                               112,000

Net cash flows from (used for) financing
  activities                                  1,090,229        (270,967)

Net increase (decrease) in cash and
  cash equivalents                              (42,728)         35,815

Cash and cash equivalents beginning of period   141,692          72,991

Cash and cash equivalents end of period     $    98,964     $   108,806

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

1.   Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries. Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. ("NFSI") which is a wholly-owned subsidiary of Norwest Corporation ("Norwest").

2.   Dividend Restrictions.

Certain of the Company's bank credit agreements contain requirements as to maintenance of net worth (as defined).
Approximately $489 million of consolidated retained earnings was unrestricted at September 30, 1997.

3.   Other Income.

Income  from  affiliates was $13.9 million  for  both  of  the
quarters  ended  September  30,  1997  and  1996,  and   $40.8
million   and   $42.2  million  for  the  nine  months   ended
September 30, 1997 and 1996, respectively.

Interest and dividends from securities available for sale and cash equivalents were $17.8 million and $13.2 million for the quarters ended September 30, 1997 and 1996, respectively and $47.7 million and $38.9 million for the nine months ended September 30, 1997 and 1996, respectively.

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

<PAGE 7>
                   NORWEST FINANCIAL, INC.

   Notes to Consolidated Financial Statements (Unaudited)


5.   Business Combinations.

Norwest, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation on August 31, 1997. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided to FAHI by the Company. On September 2, 1997, Norwest made a capital contribution, without consideration, of all of the issued and outstanding shares of capital stock of FAHI to NFSI. Immediately thereafter, NFSI made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated. The principal business of Fidelity Acceptance Corporation and its subsidiaries ("Fidelity") is making direct loans secured by automobiles and purchasing sales finance contracts directly from automobile dealers. Fidelity operated 147 branch offices in 31 states and Guam and had approximately $1.1 billion in finance receivables outstanding at the time of the contribution.

<PAGE 8>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
      of Financial Condition and Results of Operations


Norwest Financial's performance for the third quarter of 1997 closely paralleled performance for the first nine months of 1997. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

Norwest, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation on August 31, 1997. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided to FAHI by the Company. On September 2, 1997, Norwest made a capital contribution, without consideration, of all of the issued and outstanding shares of capital stock of FAHI to NFSI. Immediately thereafter, NFSI made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for in a manner similar to a pooling of interests, except that results of prior periods have not been restated. The principal business of Fidelity Acceptance Corporation and its subsidiaries ("Fidelity") is making direct loans secured by automobiles and purchasing sales finance contracts directly from automobile dealers. Fidelity operated 147 branch offices in 31 states and Guam and had approximately $1.1 billion in finance receivables outstanding at the time of the contribution.

Norwest Financial's total income (revenue) increased 4% for the first nine months ($1,177.5 million in the first nine months of 1997 compared with $1,135.8 million in the first nine months of 1996).

Income from finance charges and interest increased 3% for the first nine months ($922.7 million in the first nine months of 1997 compared with $896.7 million in the first nine months of 1996). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in first nine months of 1997 increased 4% from the first nine months of 1996; average consumer receivables outstanding increased 5% while average commercial receivables outstanding declined
4%. Excluding Fidelity, average finance receivables outstanding in the first nine months of 1997 increased 2% from the first nine months of 1996.

                               Nine Months Ended September 30,

Rate of charge on finance
  receivables:                       1997        1996

     Consumer                       21.02%      21.23%
     Commercial                     13.88       14.99
     Total                          20.46       20.70

<PAGE 9>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Continued


The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset in part by the decline in the rate of charge. The increase in average finance receivables was due primarily to regular business activity and the addition of Fidelity receivables.

Insurance premiums and commissions increased 1% ($103.8 million in the first nine months of 1997 compared with $102.8 million in the first nine months of 1996.) Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding not secured by real estate. Average consumer finance loans outstanding not secured by real estate increased 3% in the first nine months of 1997 compared with the first nine months of 1996. Insurance losses and loss expenses increased 1% ($29.4 million in the first nine months of 1997 compared with $29.1 million in the first nine months of
1996).

Other income increased 11% ($151.1 million in the first nine months of 1997 compared with $136.3 million in the first nine months of 1996). Other income increased 18% in the third quarter of 1997 compared to the third quarter of 1996 ($53.0 million compared with $44.9 million). The increase in other income was due primarily to increases in investment income.

Operating expenses increased 4% ($399.8 million in the first nine months of 1997 compared with $383.1 million in the first nine months of 1996). The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion including the addition of Fidelity. At September 30, 1997, Norwest Financial was operating 1,224 consumer finance branch offices compared with 1,061 at September 30, 1996.

Operating expenses increased 8% in the third quarter of 1997 compared with the third quarter of 1996 ($139.0 million compared with $128.7 million). Excluding Fidelity, operating expenses increased 4% in the third quarter of 1997 compared with the third quarter of 1996.

Interest and debt expense increased 3% ($287.9 million in the first nine months of 1997 compared with $280.0 million in the first nine months of 1996). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first nine months of 1997 increased 5% from the first nine months of 1996.

<PAGE 10>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Continued


                              Nine Months Ended September 30,

Costs of funds:                     1997          1996

     Short-term                     5.23%         5.41%
     Long-term                      6.84          6.92
     Total                          6.36          6.46

Changes in average debt outstanding generally corresponds to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates increased 5% from the first nine months of 1996.

Interest  and debt expense increased 10% in the third  quarter of 1997 compared with the third quarter of 1996 ($102.0 million compared with $92.6 million). Average total outstanding borrowings in the third quarter of 1997 increased 12% from the third quarter of 1996 primarily due to the addition of Fidelity. The total cost of funds was 6.41% in the third quarter of 1997 compared with 6.39% in the third quarter of 1996.

Provision for credit losses increased 13% ($157.2 million in the first nine months of 1997 compared with $139.1 million in the first nine months of 1996). Net write-offs as a percentage of average net receivables outstanding increased to 2.50% in the first nine months of 1997 compared with 2.31% in the first nine months of 1996. Excluding Fidelity, net write-offs as a percentage of average net receivables outstanding were 2.42% in the first nine months of 1997. Norwest Financial, along with the consumer finance industry, has experienced an increase in net write-offs. Management believes the allowance for credit losses at September 30, 1997, and December 31, 1996, is adequate to absorb possible losses in the finance receivables portfolio.

Federal and state income taxes decreased 3% ($104.5 million in the first nine months of 1997 compared with $107.9 million in the first nine months of 1996). The effective tax rate was 34.5% for the first nine months of 1997 and 35.4% for the first nine months of 1996.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At September 30, 1997, lines of credit and revolving credit agreements totaling $1,327 million were being maintained at 33 unaffiliated banks. None of this credit was in use at the time.

<PAGE 11>
                   NORWEST FINANCIAL, INC.

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

<PAGE 12>
                 PART II.  OTHER INFORMATION

                   NORWEST FINANCIAL, INC.


Item 5.  Other Information

             RATIOS OF EARNINGS TO FIXED CHARGES

The  following  table  sets forth the ratios  of  earnings  to
fixed   charges   of   Norwest   Financial,   Inc.   and   its
subsidiaries for the periods indicated:

     Nine Months Ended            Years Ended December 31,
    September  30,  1997     1996   1995   1994    1993    1992

            2.02             2.11   2.13   2.26    2.22    2.02

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)   Computation  of  ratios of  earnings  to  fixed
               charges  for  the  years  ended  December   31,
               1996,  1995, 1994, 1993 and 1992 and  the  nine
               months ended September 30, 1997.

(b)  Reports on 8-K

Two  reports  on  Form 8-K were filed during the  quarter  for
which  this  report  is  filed.   Accordingly,  the  following
information is furnished:

A Form 8-K Current Report dated July 8, 1997 was filed to report, pursuant to Item 5. (Other Events), that (i) Norwest Corporation ("Norwest") the indirect parent of Norwest Financial, Inc. (the "Company"), had entered into a definitive purchase agreement with BankBoston Corporation for Norwest to acquire Fidelity Acceptance Corporation ("Fidelity"), and (ii) it was contemplated that the Company would directly or indirectly acquire Fidelity and thereafter own and operate Fidelity and its subsidiaries.

A Form 8-K Current Report dated September 2, 1997 was filed to report, pursuant to Item 2. (Acquisition or Disposition of Assets), that on August 31, 1997 Norwest had consummated the acquisition of Fidelity through a wholly-owned subsidiary, and on September 2, 1997, through capital contributions, such subsidiary (along with Fidelity and its subsidiaries) were acquired by the Company. Such report further reported that funding necessary for this acquisition (totaling approximately $1.1 billion) was provided by the Company.

<PAGE 13>
                     S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORWEST FINANCIAL, INC.

Date:  November 3, 1997

                              By /s/ Eric Torkelson
                              Eric Torkelson
                              Vice President and Controller
                              (Principal Accounting Officer)