Form 10-K
period 1997-12-31
NORWEST FINANCIAL INC
filed 1998-03-25
CIK 708481

PART I


Item 1.  Business.


Norwest Financial, Inc. (the "Company") is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the
"Parent"). The Parent is a wholly-owned subsidiary of Norwest Corporation ("Norwest"), an $88.5 billion diversified financial services organization. (Unless the context otherwise requires, any reference to "Norwest
Financial" shall include the Company and its subsidiaries.)

Norwest Financial is a leading diversified consumer finance company. The Company's consumer finance operations make loans to individuals and purchase sales finance contracts through 998 consumer finance branches in 47 states, Guam, Saipan, Puerto Rico and the ten Canadian provinces. The Company's automobile finance operations have 238 branches in 32 states and specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles. Norwest Financial also issues credit cards through two banking subsidiaries. For a summary of total income, earnings before income taxes and total assets by country, see note 8 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer business and the consumer business of certain affiliates. Credit property, involuntary unemployment and non-filing insurance are provided as part of Norwest Financial's consumer business. Such business is written, directly or through reinsurance agreements, by the Company's insurance subsidiaries, or it is offered on an agency basis by Norwest Financial. Information services are provided to Norwest Financial and other financial services companies by subsidiaries of the Company. The Company also has subsidiaries engaged in the commercial finance business, including lease financing and accounts receivable financing.

Effective August 31, 1997, Norwest, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided to FAHI by the Company. Effective September 2, 1997, Norwest made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for as a merger of interests under common control. The principal business of Fidelity Acceptance Corporation and its subsidiaries ("Fidelity") is purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles. Fidelity operated 147 branch offices in 31 states and Guam and had approximately $1.1 billion in finance receivables outstanding at the time of the contribution.

Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for as a merger of interests under common control. Community Credit Co. is primarily engaged in automobile finance and had 55 branch offices and assets of $213.6 million at January 1, 1995. Net earnings in 1994 were $6.3 million. Dial National Bank is primarily engaged in the credit card business and had assets of $112.2 million at January 1, 1995 and net earnings of $4.0 million for the year ended December 31, 1994.

Effective May 4, 1995, Norwest purchased Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, which currently has 136 branch offices located in Puerto Rico, Panama, the Netherlands Antilles, the U.S. Virgin Islands, Aruba, and Costa Rica. Island Finance's principal business is making direct loans to individuals. Although Island Finance is not included in the Company's financial results, the Company manages Island Finance and provided approximately $528 million of its funding at December 31, 1997. In conjunction with the Island Finance acquisition, the Company also acquired the net assets of seven offices in Puerto Rico which are engaged in purchasing sales finance contracts. The acquisition of the net assets of those offices was accounted for as a purchase.

Effective February 21, 1997, Norwest acquired Reliable
Financial Services, Inc. ("Reliable"). Norwest made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of Reliable to the Parent. This capital contribution was accounted for as a merger of interests under common control. Reliable is engaged in automobile finance from its office in San Juan, Puerto Rico. Reliable's financial results and receivables are not included in the Company's consolidated earnings or consolidated balance sheets. Reliable is managed by Island
Finance and had receivables outstanding of $212 million at December 31, 1997.

The common stock of one of the Company's consumer finance subsidiaries was transferred by way of a non-cash dividend to the Parent on November 1, 1994. This subsidiary had assets totaling $147.1 million and 39 branch offices at the time of the transfer.


CONSUMER OPERATIONS


At December 31, 1997, consumer receivables accounted for 93% of Norwest Financial's total finance receivables outstanding. The amount and type of consumer receivables outstanding in the United States and Canada are shown below:

Consumer Receivables Outstanding


(In Thousands)
                                    United
                                    States        Canada         Total
Consumer finance:
  Loans secured by real estate      $1,687,778    $  64,679    $1,752,457
  Loans not secured by real estate   1,189,823      399,618     1,589,441

    Total loans                      2,877,601      464,297     3,341,898

  Sales finance contracts            1,288,042      153,531     1,441,573

Total consumer finance               4,165,643      617,828     4,783,471

Automobile finance                   1,442,614                  1,442,614

Credit card receivables                422,435                    422,435

  Total consumer receivables        $6,030,692     $617,828    $6,648,520

                                Geography


At December 31, 1997, Norwest Financial had consumer finance branch offices in 47 states, Guam, Saipan, Puerto Rico, and the ten Canadian provinces and automobile finance branch offices in 32 states. The number of branch offices and percentage of receivables for consumer finance and for automobile finance at December 31, 1997, are shown below:


Consumer Finance Number of Branch Offices and Percent of
Receivables

                      Percent of                                  Percent of
                       Consumer                                    Consumer
            Branch      Finance                       Branch        Finance
Location    Offices   Receivables       Location      Offices     Receivables

Alaska         6         .9%            Oklahoma         18          1.5%
Arizona       18        1.5             Oregon           13          1.3
California    96        9.4             Pennsylvania     28          3.2
Colorado      15        1.5             Puerto Rico       7           .9
Connecticut    3         .2             Rhode Island      4           .5
Delaware       2         .1             Saipan            1           .1
Florida       46        4.8             South Carolina   24          2.6
Georgia       23        2.6             South Dakota      4           .2
Guam           3         .7             Tennessee        30          2.6
Hawaii        16        1.2             Texas            55          4.1
Idaho         13        1.1             Utah             13          1.4
Illinois      27        3.5             Virginia         11           .8
Indiana       16        1.3             Washington       23          2.5
Iowa          15        2.2             West Virginia     6           .7
Kansas         8         .7             Wisconsin        14           .9
Kentucky      21        2.1             Wyoming           4           .3
Louisiana     38        2.8
Maine          2         .1             Total U.S.      855         86.5%
Maryland      21        3.3
Massachusetts 12        1.4             Alberta           9           .9%
Michigan       5         .3             British Columbia 19          1.7
Minnesota     12        1.3             Manitoba          4           .4
Mississippi   21        1.7             New Brunswick    12           .9
Missouri      27        2.8             Newfoundland     13          1.0
Montana        7         .9             Nova Scotia      17          1.6
Nebraska       10       1.0             Ontario          42          4.3
Nevada        15        1.3             Prince Edward Island  2       .2
New Hampshire  1         .1             Quebec           21          2.0
New Jersey    11         .9             Saskatchewan      4           .5
New Mexico    21        1.7
New York      15        3.3             Total Canada    143         13.5%
North Carolina 19       2.4
North Dakota   6         .5              Total Consumer
Ohio          29        3.3              Finance        998        100.0%


Automobile Finance Number of Branch Offices and Percent of
Receivables









                      Percent of                                Percent of
                      Automobile                                Automobile
          Branch       Finance                     Branch        Finance
Location  Offices     Receivables      Location    Offices     Receivables

Alabama      6          1.9%        Mississippi       6           2.8%
Arizona     10          5.2         Missouri         12           3.0
California  26         19.3         Nebraska          2            .7
Colorado     8          3.4         Nevada            4           1.7
Delaware     1           .4         New Jersey        2            .9
Florida      4          1.4         New Mexico        1            .2
Georgia     13          4.0        Ohio              18           7.1
Hawaii       1           .6        Oklahoma           4           1.1
Idaho        1           .1        Oregon             2            .7
Illinois    21          9.0        Pennsylvania       4           1.5
Indiana     10          3.7        South Carolina     2            .4
Kansas       5          3.2        Tennessee          8           2.7
Kentucky     8          3.4        Texas              6           2.6
Louisiana    4          2.1        Utah               4           1.4
Michigan     1          2.1        Washington         5           1.2
Minnesota   21          6.4        Wisconsin         18           5.8
                                   Total Automobile
                                     Finance        238         100.0%


Growth and Volume of Consumer Finance and Automobile Finance
Receivables

The following tables present the growth and volume of Norwest Financial's consumer finance loans and sales finance contracts for the five years ended December 31, 1997:

         Consumer Finance Receivables and Number of Accounts
Outstanding

                             Net                                  Average
         December         Receivables           Number             Balance
           31,           (in thousands)       of Accounts         per Account
           1997          $4,783,471           2,447,000             $1,955
           1996           4,770,519           2,539,000              1,879
           1995           4,562,392           2,506,000              1,821
           1994           4,153,594           2,311,000              1,797
           1993           3,818,021           2,184,000              1,748

Consumer Finance Volume

                                             Sales Finance
                 Loans Made   Number of        Contracts        Number of
Years Ended   and Acquired    Loans Made       Purchased        Contracts
December 31, (in thousands)*  and Acquired  (in thousands)      Purchased
  1997        $2,812,670       956,000      $1,893,546          1,830,000
  1996         2,859,161     1,025,000       1,977,983          1,918,000
  1995         2,673,104     1,013,000       1,951,718          1,905,000
  1994         2,729,095     1,051,000       1,825,917          1,825,000
  1993         2,401,989       954,000       1,553,022          1,591,000


* Includes balances renewed of $812,052,000; $840,256,000;
$766,552,000; $759,775,000; and $680,357,000 for the years
1997 through 1993, respectively.

The following tables present the growth and volume of Norwest Financial's automobile finance receivables for the three years ended December 31, 1997. (Only three years of information is shown for automobile finance. This operation consists of Community Credit Co. which was contributed by the Parent effective January 1, 1995, and Fidelity Acceptance Corporation which was contributed by the Parent effective September 2, 1997.):


        Automobile Finance Receivables and Number of
Accounts Outstanding

                         Net                                  Average
        December      Receivables               Number        Balance
           31,       (in thousands)           of Accounts   per Account
          1997         $1,442,614               182,000       $7,926
          1996            306,537                40,000        7,663
          1995            240,322                35,000        6,866

                             Automobile Finance Volume

                                  Net Receivables      Number of
               Years Ended       Made and Acquired   Accounts Made
               December 31,        (in thousands)*    and Acquired
                  1997               $553,526          60,000
                  1996                267,175          30,000
                  1995                231,630          30,000

* Includes balances renewed of $38,155,000; $33,794,000; and $28,244,000 for the years 1997 through 1995 respectively.
Amounts for Fidelity are only included subsequent to the contribution from the Parent.


                           Regulation


Norwest Financial's consumer finance and automobile finance operations in the United States are, for the most part, regulated by consumer finance laws or similar legislation in each of the states or other jurisdictions where Norwest Financial has branch offices. Although consumer finance laws have been in effect many years, amending and new legislation is frequently enacted. In those states which have enacted legislation in recent years that affects the maximum permitted amount of loan and maximum allowable rate of charge, the trend has been to increase such amounts and rates of charge or to deregulate the same altogether. With respect to the foregoing, Norwest Financial's consumer lending operations in Canada are, for the most part, essentially unregulated.

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

The Federal Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, martial status, race, color, religion, national origin, age (provided the applicant has the capacity to contract), or because all or part of the applicant's income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act.

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

Consumer Finance
Loans are generally repayable in monthly instalments and are made for periods of 180 months or less. Sales finance contracts may be either open-end (revolving) or closed-end. An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases.
A closed-end sales finance contract covers only a single purchase. At December 31, 1997, 66% of sales finance receivables in the consumer finance operations were open-end. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts may be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account. Closed-end sales finance contracts are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

In many cases loans are secured by liens on household goods, other personal property or real estate. Of the total loans made during 1997, approximately 87% of the amount and 67% of the number were secured by security agreements or other forms of security. The decision to record a lien or to appraise or examine the title to collateral depends upon the size of loan and the type of collateral. As an alternative to recording liens on personal property securing certain loans, Norwest Financial purchases non-filing insurance, the cost of which is borne by the borrowers. Generally, Norwest Financial initiates legal proceedings on its loans, including foreclosure on collateral, only when it appears that a recovery is likely which will justify the cost of bringing suit.

Generally, Norwest Financial carries only one loan with a borrower at any one time. When a borrower wishes to obtain additional money from Norwest Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower's credit is satisfactory. Of the total amount of loans made during 1997, 61.7% represented funds lent to borrowers who requested additional money while still owing Norwest Financial. In the years 1996 through 1993, this figure was 64.6%, 64.6%, 63.5% and 64.1%, respectively. In 1997, of the 956,000 loans made by Norwest Financial's consumer finance operations, 377,000 were to borrowers who requested additional money while still owing a balance to Norwest Financial. The average amount of additional money lent to such borrowers was $2,187; the average amount of the old balance was $2,154. Norwest Financial's policy is that loans are not made to present customers to cure a default in principal or interest.

For consumer finance branch offices, sales finance contracts are the primary source of new customers for direct loans; of new loans made in 1997, 64.1% were to current or former sale finance customers.

Automobile Finance
Loans are generally repayable in monthly instalments and are made for periods of 60 months or less. Sales finance contracts are all closed-end. These contracts are repayable in equal monthly instalments and generally have maturities of 60 months or less.

In most cases, receivables are secured by automobiles. Of the total receivable volume in 1997, approximately 97% of the amount and 93% of the number were secured by security agreements or other forms of security. Norwest Financial initiates legal proceedings on its receivables, including repossessions of collateral, when it appears that a recovery is likely which will justify the cost of bringing suit.

Credit Cards
Norwest Financial began marketing VISAr and MasterCardr credit cards to certain of its customers through its United
States consumer finance branch offices in 1987. These credit cards are issued by Dial Bank, the Company's state chartered bank subsidiary located in Sioux Falls, South
Dakota.  Dial Bank had 246,000 accounts at December 31,
1997; credit card receivables outstanding were $251.4 million.

Dial National Bank is a federally-chartered bank located in Des Moines, Iowa. The bank issues private label credit cards and dual-line Co-Branded MasterCardr credit cards for several national companies. The dual-line credit card serves as a private label credit card for use at any of the Co-Branders' retail locations, as well as a traditional
MasterCard credit card for use at locations around the world. Dial National Bank had 154,000 accounts at December
31, 1997; credit card receivables outstanding were $171.0 million.


                            Loss Experience


The allowance for losses on consumer receivables is based on loss experience in relation to consumer receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. Receivables are generally written off when they reach a predetermined number of days past due depending upon product, terms, and other factors.

Information concerning consumer loss experience and allowance for credit losses is shown below:

(In Thousands)                    Years Ended December 31,
                       1997       1996     1995       1994      1993
Allowance, beginning
 of year             $162,983   $152,108  $126,802   $114,876  $106,024

Write-offs:
  Loans             (144,711)  (122,703)   (96,278)   (77,751)  (76,270)
  Sales finance      (90,515)   (61,184)   (37,118)   (23,920)  (21,221)
  Credit cards       (21,901)   (23,903)   (11,570)    (5,925)   (4,056)
  Total write-offs  (257,127)  (207,790)  (144,966)  (107,596) (101,547)

Recoveries:
  Loans               21,257     13,370     12,058     12,257    11,420
  Sales finance        8,525      4,233      2,997      2,528     2,224
  Credit cards         2,481      1,458        852        470       307
    Total recoveries  32,263     19,061     15,907     15,255    13,951

Provision for credit
  losses charged to
  expense             232,818   195,952    143,467    107,931    96,448

Allowance related to
  receivables
  acquired,
  contributed or
  (transferred)-net  120,513      3,652     10,898    (3,664)

Allowance, end of year:
  Loans              135,776     87,046     82,443    77,756     73,259
  Sales finance      136,004     62,167     54,365    40,696     35,417
  Credit cards        19,670     13,770     15,300     8,350      6,200
    Total allowance $291,450   $162,983   $152,108  $126,802   $114,876

Ending receivables as
  a percent of total
  consumer receivables:
    Loans                  59%       62%        61%      68%       69%
    Sales finance          35        31         29       28        27
    Credit cards            6         7         10        4         4
                          100%      100%       100%     100%      100%

Allowance as a percent of
  ending receivables     4.38%     2.99%      2.86%    2.92%     2.90%

Write-offs after
  recoveries as a
  percent of average
  consumer receivables   3.87%     3.55%      2.66%    2.24%     2.41%

Consumer receivables
  outstanding more
  than three payments
  contractually
  delinquent         $127,622   $123,961  $101,693   $77,233     $73,541



Non-accrual automobile finance receivables were $9,629,000 at December 31, 1997.

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

The Company's insurance subsidiaries provide, directly or through reinsurance arrangements, credit life, credit disability, property, and involuntary unemployment insurance as part of Norwest Financial's consumer business and the consumer business of certain affiliates. The Company also offers property and involuntary unemployment insurance on an agency basis in certain states. Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than the Company's foreign insurance subsidiary and insurance subsidiaries that are subsidiaries of the Company's state chartered bank subsidiary) are limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (1) is directly related to an extension of credit by Norwest or any of its subsidiaries, and (2) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower. The Company's casualty insurance subsidiaries are permitted under this Act to underwrite non-filing insurance policies issued to Norwest or any of its subsidiaries. In addition, the Company's foreign insurance subsidiary also reinsures credit life and disability insurance written by a non-affiliated company.

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

Insurance premiums, claim and underwriting expenses and income from underwriting for life and disability insurance underwritten by the Company's insurance subsidiaries are summarized below:

                                 Years Ended December 31,
(In Thousands)         1997        1996      1995     1994        1993
Premiums earned:
  Life               $43,844    $43,725    $39,174    $28,414    $26,141
  Disability          47,540     48,170     47,732     37,060     34,932

Claim expense:
  Life                13,720     13,964     13,528     10,074     10,381
  Disability          19,802     15,458     16,715     13,773     14,048

Underwriting expense:
  Life                 3,092      2,729      2,994      1,853      1,961
  Disability           3,589      3,770      4,462      2,998      3,618

Income before income
taxes from underwriting:
  Life                27,032     27,032     22,652     16,487     13,799
  Disability          24,149     28,942     26,555     20,289    17,266


Income before income taxes from the underwriting (as principal), or the sale (as agent), of property insurance, involuntary unemployment insurance and non-filing insurance for the years 1997 through 1993 was $43,683,000;
$42,378,000; $34,707,000; $31,838,000; and $24,949,000,
respectively.

                    COMMERCIAL FINANCE OPERATIONS


At December 31, 1997, commercial finance receivables accounted for 7% of Norwest Financial's total finance receivables outstanding. The following table presents
Norwest Financial's commercial finance receivables outstanding for the five years ended December 31, 1997:


               Commercial Finance Receivables Outstanding

(In Thousands)

                          Commercial            Percentage
                            Finance         Increase(Decrease)
         December 31,     Receivables       From Previous Year

           1997            $465,601                 (6)%
           1996             494,104                 (3)
           1995             507,480                  1
           1994             500,270                 (2)
           1993             512,112                (13)



                               Loss Experience


The allowance for losses on commercial finance receivables is based on loss experience in relation to commercial finance receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. Receivables are generally written off when they reach a predetermined number of days past due depending upon product, terms, and other factors.

Information concerning commercial loss experience and allowance for credit losses is shown below:

                                   Years Ended December 31,
(In Thousands)      1997       1996        1995        1994       1993
Allowance, beginning
  of year         $6,150      $6,510      $9,150     $10,250    $11,550

Write-offs        (4,313)     (4,081)     (3,967)     (3,287)    (5,596)

Recoveries         1,454       1,193       1,476       1,248      1,564

Provision for
  credit losses
  charged (credited)
  to expense       3,059       2,528        (149)        939      2,732

Allowance, end
  of year         $6,350      $6,150      $6,510      $9,150    $10,250

Allowance as a
  percent of ending
  commercial finance
  receivables       1.36%       1.24%       1.28%       1.83%      2.00%

Write-offs after
  recoveries as a
  percent of average
  commercial finance
  receivables        .61%        .59%        .50%        .43%       .73%


Non-accrual commercial receivables totaled $4,121,000;
$3,189,000; $3,299,000; $2,606,000; and $5,349,000 at
December 31, 1997 through 1993, respectively. During 1997, the finance charges and interest that would have been recorded had non-accrual receivables been current in accordance with their original terms would have been $391,000. The amount of finance charges and interest actually recorded on these receivables during 1997 totaled
$299,000.

Commercial receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest totaled $771,000; $916,000; $1,025,000;
$1,202,000; and $1,443,000 at December 31, 1997 through
1993, respectively.


Norwest Financial Leasing, Inc.
Norwest Financial Leasing, Inc. ("NFLI") operates under two separate divisions. Each division provides a different type of financing and focuses on a different market. Receivables are generated from business production offices and a sales force that operates nationwide.

NFLI - Division I is headquartered in Des Moines, Iowa and also has business production offices in Riverside, California and Charlotte, North Carolina. Division I specializes in financing commercial equipment such as office copiers, telephone systems, small computers, and light industrial equipment. The cost of this equipment generally ranges from $2,000 to $50,000. Finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.

Generally, an end-user will enter into a lease or rental agreement with a vendor. After approving credit, Division I purchases the contract from the vendor and collects the lease payments from the end-user. Billing is often done in the vendor's name, as are any customer service functions that might become necessary in connection with the lease or rental agreement (thus providing the vendor with a "private label" financing service). In some instances, Division I purchases the equipment and leases it to the end-user, with billing and other customer contacts being done in the name of NFLI. Leases and other commercial finance receivables acquired by Division I generally provide for equal monthly payments and normally have an initial term of 60 months or less.

NFLI - Division II is headquartered in St. Louis, Missouri. This division leases a variety of health care equipment from blood chemistry analyzers, sterilizers, and fluoroscopes to ultrasound equipment. Cost of the equipment can range from $10,000 to above $200,000. Marketing efforts are directed primarily toward manufacturers and distributors of such equipment.

Norwest Financial Business Credit, Inc.
Norwest Financial Business Credit, Inc. provides custom-designed financing programs to target the financing and marketing needs of retailers of consumer goods and services. These relationships are structured as a loan to the retailer, using accounts receivable generated as a result of retail sales as security. Consumer credit approvals, billing, payment processing, and collections of the receivables securing the loan are conducted largely in the retailers' names to provide a private label service.


                   INFORMATION SERVICES OPERATIONS

Norwest Financial Information Services Group, Inc. ("NFISG") has developed and installed an on-line real-time information processing and communications system called SWIFT, which connects, over leased telecommunication facilities, equipment located in branch offices to computer centers at the Company's principal executive offices to process loans and payments, write checks, and perform bookkeeping functions. The system provides information services to consumer branch offices of Norwest Financial. In addition, as of December 31, 1997, NFISG had contracts to supply information services to 25 other finance companies. On that date, approximately 3,000 branch offices were being served and 6.3 million accounts were being maintained on the system.

NFISG developed an enhancement to the system called SUPREME which replaced the paper ledger card with video display units. SUPREME provides greater efficiencies and enhanced customer service by adding a number of new capabilities to the existing system. For example, delinquency lists, daily collection work lists, solicitation lists, automated advertising, complete application processing including retrieval of credit bureau reports, and company-wide access of account records are a few of the automated features provided by SUPREME. Twenty-two subscribing companies were utilizing SUPREME at December 31, 1997. Norwest Financial has installed SUPREME in all of its consumer finance branch offices in the United States and Canada. Overall, 6.1 million accounts in over 2,900 locations were being maintained on SUPREME at December 31, 1997.

NFISG is developing a new system called SAPPHIRE which will replace all of NFISG's current system product offerings.
The new system design uses leading edge technology to incorporate state-of-the-art support for virtually every facet of the consumer financial services industry. Norwest
Financial plans to install SAPPHIRE in its branches beginning in the first quarter of 1999. The system will be made available to other companies later that year.

In March 1994, the Company acquired Allied Business Systems, Inc., a computer software company headquartered in Macon, Georgia. Since 1979, Allied Business Systems has been providing computer systems and services to the consumer finance industry and currently serves over 1,300 locations for over 320 companies.

NFISG continues to offer such services for sale, although there can be no assurance of future sales, or that existing contracts will be renewed upon expiration.

                         ASSETS UNDER MANAGEMENT


Island Finance
Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, was acquired by Norwest in May 1995. Norwest Financial manages Island
Finance. Island Finance provides direct loans to individuals through 136 consumer finance offices located in Puerto Rico, Panama, the Netherlands Antilles, the U.S.
Virgin Islands, Aruba, and Costa Rica. Receivables outstanding on December 31, 1997, totaled $1.3 billion.

Island Finance's financial results and receivables are not included in the Company's statements of consolidated earnings or consolidated balance sheets, however, Norwest Financial provides a portion of the funding for Island Finance. At December 31, 1997, Norwest Financial had term loans of $528 million with Island Finance Puerto Rico, Inc. ("IFPR"), one of the companies in the Island Finance group. The loans have a weighted average interest rate of 8.81% and mature in 2000 and 2002. IFPR is also an issuer of commercial paper in the United States. At December 31, 1997, IFPR's commercial paper outstanding totaled $703.3 million. Other entities in the Island Finance group obtain funding by borrowing from commercial banks and other affiliates.

The number of consumer finance offices and percent of consumer finance receivables are shown below:

                                                Percent of
                                                  Consumer
                            Branch                 Finance
Location                    Offices              Receivables
Aruba                         3                    2.0%
Costa Rica                    3                     .3
Netherlands Antilles          8                    4.3
Panama                       16                    2.8
Puerto Rico                  98                   85.9
U.S. Virgin Islands           8                    4.7

                            136                  100.0%


In conjunction with the Island Finance acquisition, the Company also purchased seven offices in Puerto Rico which are engaged in purchasing sales finance contracts.


Reliable Financial Services, Inc.
Effective February 21, 1997, Norwest acquired Reliable
Financial Services, Inc. ("Reliable"). Norwest made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of Reliable to the Parent. This capital contribution was accounted for as a merger of interests under common control. Reliable is engaged in automobile finance from its office in San Juan, Puerto Rico. Reliable's financial results and receivables are not included in the Company's consolidated earnings or consolidated balance sheets. Reliable is managed by Island
Finance and had receivables outstanding of $212 million at December 31, 1997.

                            SOURCES OF FUNDS

Norwest Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates. Fixed rate borrowings with original maturities of more than one year comprise 70% of the Company's total indebtedness at December 31, 1997. The remaining 30% includes commercial paper with maturities of nine months or less (22%) and short-term debt to affiliates and other short-term debt (8%).

The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Norwest Financial's bank credit agreements
(lines of credit and revolving credit agreements). These agreements provide an alternative source of liquidity to support the Company's commercial paper borrowings.

The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 1997 through 1993 without commitment fees relating to bank credit agreements were 6.37%, 6.44%, 6.74%, 6.22%, and 6.41%, respectively. The corresponding figures including commitment fees were 6.39%, 6.46%, 6.76%, 6.25%, and 6.45%, respectively. Norwest Financial has obtained and continues to obtain, at prevailing rates, funds sufficient to conduct its business.


                                  Years Ended December 31,

(Dollars in Thousands)  1997        1996        1995        1994      1993
Bank credit
 agreements
 at December 31     $1,322,413  $1,327,680  $1,456,633  $1,147,700  $1,007,690
Number of banks
 participating
 in the credit
 agreements                 33          33         38           34          35
Daily average outstanding:
 Commercial paper   $1,817,534  $1,713,937  $1,523,898  $1,180,649  $1,065,491
 Less excess funds
   investments          33,833      18,884      41,331      26,097      15,436
  Net average commercial
   paper outstanding $1,783,701 $1,695,053  $1,482,567  $1,154,552  $1,050,055
Ratio of bank credit
 agreements to above       74%          78%       98%           99%         96%



See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company's outstanding long-term debt at December 31, 1997 and 1996.

           RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial for the periods indicated:

                     Years Ended December 31,

           1997      1996      1995      1994      1993

           2.00      2.11      2.13      2.26      2.22

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).


                       COMPETITION

The business in which Norwest Financial is engaged is highly competitive. In addition to competition from other consumer, automobile, and commercial finance companies, competition comes from sales finance companies, commercial banks, savings and loan associations, credit card companies, credit unions and retail establishments offering revolving credit plans. The principal method of competition is service to customers, although interest rates and other financing charges are adjusted from time to time to reflect market conditions. Generally, Norwest Financial's interest rates or other financing charges are comparable to those of other companies engaged in consumer finance, commercial finance and lease financing business, sales finance companies, credit card companies and retail establishments offering revolving credit plans. They are usually higher than those of commercial banks, savings and loan associations and credit unions. Norwest Financial is among the largest finance companies in the United States, but is substantially smaller than the largest concerns. Trans Canada Credit Corporation, one of the Company's Canadian subsidiaries, has been ranked among the largest finance companies in Canada.


                     EMPLOYEE RELATIONS

As of December 31, 1997, the Company and its subsidiaries employed approximately 8,200 persons. Management believes its employee relations are excellent.


Item 2.  Properties.

The Company owns an eleven-story building in Des Moines, Iowa, where its principal executive offices are maintained.
One of the Company's life insurance subsidiaries owns a three-story building in Des Moines which is used by the Company for administrative purposes. Dial Bank owns a one-story building in Sioux Falls, South Dakota, where its office is maintained. All of Norwest Financial's other business offices (consisting of consumer finance and automobile finance branch offices, commercial finance executive and business production offices, and other administrative offices) are located in rented office space.
Norwest Financial believes its facilities are suitable and adequate for its business needs. These facilities are generally fully occupied and utilized, although in some instances, office space has been reserved for anticipated business expansion; otherwise, additional office space or facilities are leased only when they are needed.

The equipment used in the information processing system
(located at branch offices, relay communication sites, and home office facilities) is leased or owned by Norwest
Financial. Telecommunication lines used in the information processing system are leased on a monthly basis.

Item 3.  Legal Proceedings.

Norwest Financial is a defendant in various matters of litigation generally incidental its business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the financial position and results of operations of the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security
Holders.

Omitted in accordance with General Instructions I(2) (c).

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

All of the outstanding common stock (1,000 shares) of the Company is and was, at all times during 1997 and 1996, owned beneficially and of record by a single stockholder, the Parent.

The aggregate amount of dividends paid by the Company on its common stock each quarter during 1997 and 1996 was as follows:

      (In Thousands)         1997          1996

       First quarter       $ 1,729       $75,000
       Second quarter                     75,000
       Third quarter                      50,000
       Fourth quarter       60,000        50,000

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $714 million of consolidated stockholder's equity was unrestricted at December 31, 1997.


Item 6.  Selected Financial Data.

                               Years Ended December 31,

(In Thousands)   1997        1996        1995         1994
1993
Total income  $1,642,905  $1,546,557  $1,419,358  $1,175,285  $1,079,719

Net earnings     269,450     276,331     267,941     223,340     203,297


                                     December 31,

(In Thousands)   1997         1996       1995      1994         1993
Total assets  $9,321,924  $7,760,845  $7,539,259  $6,124,742   $5,261,599

Long-term debt 5,221,413   4,132,894   4,081,531   3,092,623    2,741,692


                        NORWEST FINANCIAL, INC.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Effective August 31, 1997, Norwest, through its wholly-owned subsidiary, FAHI, acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided to FAHI by the Company. Effective September 2, 1997, Norwest made a capital contribution, without consideration, of all of the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for as a merger of interests under common control. The principal business of Fidelity is purchasing sales finance contracts directly from automobile dealers and making direct loans secured by automobiles. Fidelity operated 147 branch offices in 31 states and Guam and had approximately $1.1 billion in finance receivables outstanding at the time of the contribution.

Norwest Financial's total income (revenue) increased 6% in 1997 and 9% in 1996 ($1,642.9 million in 1997 compared with $1,546.6 million in 1996 and $1,419.4 million in 1995).
Total income increased 1% in 1997 excluding Fidelity.

Income from finance charges and interest increased 6% in 1997 and 8% in 1996 ($1,282.6 million in 1997 compared with $1,208.8 million in 1996 and $1,118.3 million in 1995).
Income from finance charges and interest remained unchanged in 1997 excluding Fidelity. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.


Increase (decrease) in average
  finance receivables outstanding:          1997     1996

       Consumer                              9%       10%
       Commercial                           (5)       (1)
       Total                                 8         9


Rate of charge on finance receivables:     1997      1996    1995

     Consumer                              20.94%    21.22%  21.56%
     Commercial                            13.95     14.97   14.69
     Total                                 20.42     20.69   20.92


The increases in income from finance charges and interest in both 1997 and 1996 were due primarily to growth in average consumer receivables outstanding. This was offset in part by the decline in the rate of charge. Growth in average consumer receivables in 1997 and 1996 was due to regular business activity combined with the increase due to Fidelity in 1997. Excluding Fidelity, average consumer receivables increased 3% in 1997. Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions decreased 1% in 1997 and increased 10% in 1996 ($138.4 million in 1997 compared with $140.4 million in 1996 and $128.1 million in 1995). Changes in insurance premiums and commissions generally correspond to changes in average consumer loans outstanding not secured by real estate and average credit card receivables outstanding. These receivables increased 2% in 1997 and 9% in 1996. Insurance losses and loss expenses increased 11% in 1997 and decreased 9% in 1996 ($39.9 million in 1997 compared to $35.9 million in 1996 and $39.2 million in 1995.) The 1996 decrease was primarily due to lower insurance losses incurred on Canadian business.

Other income increased 12% in 1997 and 14% in 1996 ($222.0 million in 1997 compared with $197.3 million in 1996 and $173.0 million in 1995). The increases were due primarily to increases in income from affiliates, investment income and net gains on the sale of marketable securities. Income from affiliates was $58.2 million in 1997, $54.4 million in 1996 and $43.3 million in 1995. The increase in income from affiliates corresponds with the increase in notes receivable
- affiliates combined with increased management fees charged to affiliates. Investment income was $65.5 million in 1997, $52.8 million in 1996 and $49.6 million in 1995. The increases were due primarily to increases in average investments. Net gains on the sale of marketable securities were $16.9 million in 1997, $9.3 million in 1996 and $6.8 million in 1995.

Operating expenses increased 7% in 1997 and 11% in 1996
($551.8 million in 1997 compared with $514.9 million in 1996 and $461.9 million in 1995). A breakdown of operating expenses between salaries and benefits and all other operating expenses is shown below:

                                  1997         1996       1995

Salaries and benefits           $323,361     $307,234   $277,985
All other operating expenses     228,468      207,656    183,925

     Total                      $551,829     $514,890   $461,910

The increase in operating expenses was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion including the addition of Fidelity. Excluding Fidelity, operating expenses increased 3% in 1997. At December 31, 1997,
Norwest Financial was operating 1,236 consumer finance and automobile finance branch offices compared with 1,073 and 1,029 at December 31, 1996 and 1995, respectively.

Interest and debt expense increased 8% in 1997 and 4% in 1996 ($401.7 million in 1997 compared with $372.9 million in 1996 and $359.1 million in 1995). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total borrowings increased primarily due to the addition of Fidelity.


Increase in average debt outstanding:     1997     1996

     Short-term                            10%      12%
     Long-term                             10        8
     Total                                 10        9

Cost of funds:                            1997      1996    1995

     Short-term                           5.30%     5.36%   6.12%
     Long-term                            6.83      6.90    7.00
     Total                                6.37      6.44    6.74

Changes in average debt outstanding result primarily from the change in average finance receivables outstanding combined with the change in notes receivable - affiliates.
Average finance receivables and average notes receivable - affiliates combined increased 9% in 1997 and 10% in 1996.

Provision for credit losses increased 19% in 1997 and 38% in 1996 ($235.9 million in 1997 compared with $198.5 million in 1996 and $143.3 million in 1995). Increases in average finance receivables outstanding contributed to the increase in the provision for credit losses. Average finance receivables increased 8% in 1997 and 9% in 1996. During the past two years Norwest Financial, along with the consumer finance industry, has experienced an increase in net write-offs. Net write-offs as a percentage of average net receivables outstanding were 3.63% in 1997 compared with 3.30% in 1996 and 2.46% in 1995. Excluding Fidelity, net write-offs as a percentage of net receivables were 3.30% in 1997. Management believes the allowance for credit losses at December 31, 1997, is adequate to absorb expected losses in the finance receivables portfolio.

Income taxes decreased 3% in 1997 and remained unchanged in 1996. Earnings before income taxes decreased 3% in 1997 and increased 2% in 1996. The effective tax rates were 34.8% in 1997, 34.9% in 1996, and 35.6% in 1995.

Borrowings constitute the largest part of Norwest
Financial's capitalization. At December 31, 1997, 85% of the Company's capital had been obtained from borrowings and 15% from stockholder's equity. Seventy percent of Norwest Financial's borrowings was in fixed-rate term borrowings with original maturities of more than one year. The remaining 30% includes commercial paper with maturities of nine months or less (22%) and short-term debt to affiliates and other short-term debt (8%). At December 31, 1996, short-term borrowings comprised 34% of total borrowings. This consisted of commercial paper with maturities of nine months or less (28%) and short-term debt to affiliates and other short-term debt (6%). Short-term borrowings as a percent of total borrowings averaged 30% in 1997 and 1996.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At December 31, 1997, lines of credit and revolving credit agreements totaling $1,322 million were being maintained at 33 unaffiliated banks; the entire amount was available on that date.

The Company and a Canadian subsidiary obtain long-term debt capital primarily from (1) the issuance of debt securities to the public through underwriters on a firm-commitments basis, (2) the issuance of debt securities to institutional investors, and (3) term borrowings from commercial banks.
The Company and a Canadian subsidiary also obtain long-term debt from the issuance of medium-term notes (which have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal).

The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest on Norwest Financial's finance receivables.

Management has initiated a company-wide program to prepare for year 2000 compliance. The year 2000 issue relates to systems designed to use two digits rather than four to define the applicable year. The Company has utilized internal staff to perform a comprehensive analysis of year
2000 compliance on internal systems as well as external systems on which the Company is dependent. Based on this analysis, management anticipates the total costs of year 2000 compliance is expected to be approximately $5 million which will be incurred throughout 1997 to 1999. Management believes that the year 2000 issue will not pose a significant operational matter for the Company and its subsidiaries.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 requires disclosures of the components of comprehensive income and accumulated balance of other comprehensive income within total stockholders' equity. FAS 131 requires disclosure of selected information about operating segments including total income, net earnings and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of combined total income, net earnings or assets. The Company will be required to adopt the provisions of FAS 130 and 131 in 1998; these standards are not expected to have a material impact on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Sensitivity Risk

Interest sensitivity risk is the risk that future changes in interest rates will reduce net interest income or the market value of the balance sheet. Norwest Financial is subject to the risk of fluctuating interest rates in the normal course of business primarily in finance receivables, securities available-for-sale, and both short-term and long-term debt. Each these balance sheet categories will be discussed individually.

Finance Receivables:

The interest rates on receivables outstanding at December 31, 1997, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value. Expected maturities presented below differ from contractual maturities since it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.


               1998    1999    2000    2001    2002  Thereafter  Total  Fair
                                                                         Value

(In Millions)
Finance
receivables    $3,610  $1,143  $791    $553    $267    $750     $7,114  $7,114

Average
earned rate    19.51%  21.48%  21.22%  22.10%  22.34%  22.51%   20.64%


Securities Available-for-Sale:

Norwest Financial does not use derivative financial instruments in its investment portfolio. Norwest Financial's investment policy only allows for purchases in investment grade securities. In addition, the investment policy also limits the amount of credit exposure to any one issue, issuer and type of investment. Norwest Financial does not expect any material loss with respect to its investment portfolio. Maturities for investments available-for-sale shown below are at amortized cost and are based on contractual maturities for all debt securities except for collateralized mortgage obligations which are based on expected maturities.


                 1998   1999   2000   2001    2002  Thereafter  Total   Fair
                                                                       Value
(In Millions)
U.S. Treasury and
Federal Agencies $33    $10     $12    $12     $8     $89       $164    $169
Average Yield    6.59%  6.99%   6.86%  7.24%   6.82%  7.34%     7.06%

States and Political
 Subdivisions    $10     $3     $25    $29    $15    $136       $218    $225
Average Yield    5.05%  6.40%   4.81%  4.68%  4.91%  5.32%      4.81%

Collateralized Mortgage
 Obligations     $49    $47     $46    $44    $42    $55        $283    $286
Average Yield    7.37%  7.01%   7.01%  7.01%  7.01%  7.19%      7.10%

Equity Securities                                    $93        $93      $96
Average Yield                                        3.71%      3.71%

All Other
Securities       $46    $35    $48     $33    $40    $79       $281     $288
Average Yield    7.11%  7.60%  7.40%   7.11%  6.76%  7.50%    7.27%


Short-Term and Long-Term Debt:

The table below provides information about Norwest Financial's debt instruments. The table shows principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollars which is the Company's reporting currency. The instruments' actual cash flows are denominated in both U.S. dollars and Canadian Dollars.

                   1998   1999  2000   2001   2002  Thereafter  Total   Fair
                                                                        Value
(In Millions
of U.S. Dollars)
Short-Term Debt - U.S
  Debt Outstanding  $1,957                                      $1,957  $1,957
  Average Interest
    Rate             5.75%                                        5.75%

Short-Term Debt - Canada:
  Debt Outstanding    $270                                        $270    $270
  Average Interest
    Rate              4.05%                                       4.05%

Long-Term Debt - U.S.:
  Debt Outstanding    $414   $835  $754    $404   $654  $1,853  $4,914  $4,992
  Average Interest
    Rate             6.57%  6.33%  6.75%   6.68%  6.93%   6.70%   6.66%

Long-Term Debt- Canada:
  Debt Outstanding     $73    $80   $84    $35   $35              $307    $310
  Average Interest
    Rate             6.36%   7.21%  5.77%  6.05%  5.50%           6.29%



Foreign Currency Exchange Rate Risk

The amount invested in subsidiaries and translated into U.S. dollars using the year-end exchange rate was $117 million at December 31, 1997. All investments in subsidiaries were denominated in Canadian dollars. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $12 million. Actual results may differ. A 10% change in the foreign exchange rate has not occurred in the last three years. Canadian operations are funded with borrowings in Canadian dollars. In addition, a Canadian subsidiary has loans totaling $73 million (U.S. dollars) to Norwest Financial.

Item 8.  Financial Statements and Supplementary Data.


Deloitte & Touche LLP

(logo)        Two Prudential Plaza      Telephone:  (312)946-3000
              180 North Stetson Avenue  Facsimile:  (312)946-2600
              Chicago, Illinois  60601-6779


INDEPENDENT AUDITORS' REPORT

Norwest Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Norwest Financial, Inc. (a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Norwest Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norwest Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

\s\ Deloitte & Touche LLP

January 14, 1998




Deloitte Touche
Tohmatsu
International

NORWEST FINANCIAL, INC.

Consolidated Balance Sheets

(Thousands of Dollars)


                                            December 31,

     Assets                             1997           1996
Cash and cash equivalents             $94,600        $141,692

Securities available-for-sale       1,063,600        816,980

Finance receivables:

 Consumer:
  Loans                             3,893,550      3,393,401
  Sales finance contracts           2,332,535      1,683,655
  Credit cards                        422,435        378,275
 Commercial                           465,601        494,104

     Total finance receivables      7,114,121      5,949,435

 Less allowance for credit losses     297,800        169,133

     Finance receivables - net      6,816,321      5,780,302

Notes receivable - affiliates         646,832        574,344

Property and equipment (at cost, less
 accumulated depreciation of $107,435
 for 1997 and $89,373 for 1996)       102,537         75,068

Deferred income taxes                  64,420         34,456

Other assets                          533,614        338,003


     Total assets                  $9,321,924     $7,760,845







See accompanying notes to consolidated financial statements.

                       NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets

                        (Thousands of Dollars)

                                           December 31,
     Liabilities and
     Stockholder's Equity                     1997           1996
Loans payable - short-term:
 Commercial paper                         $1,664,796     $1,732,095
 Affiliates                                  392,165        173,006
 Other                                       170,000        195,000
Unearned insurance premiums and commissions  143,478        136,564
Insurance claims and policy reserves          30,566         35,893
Accrued interest payable                      93,344         75,765
Other payables to affiliates                  13,815          5,565
Other liabilities                            228,557        216,031
Long-term debt                             5,221,413      4,132,894

     Total liabilities                     7,958,134      6,702,813

Commitments and contingencies

Stockholder's equity:
 Common stock without par value
  (authorized 1,000 shares,
  issued 1,000 shares)                         3,855          3,855
 Additional paid in capital                  185,410         90,766
 Retained earnings                         1,167,418        959,697
 Foreign currency translation adjustment      (8,757)        (5,991)
 Net unrealized holding gain
  on securities available-for-sale,
  net of deferred income taxes                15,864          9,705

     Total stockholder's equity            1,363,790      1,058,032

     Total liabilities and
     stockholder's equity                 $9,321,924     $7,760,845







See accompanying notes to consolidated financial statements.




                     NORWEST FINANCIAL, INC.

     Statements of Consolidated Earnings and Retained Earnings

                     (Thousands of Dollars)


                                       Years Ended December 31,

                                       1997        1996        1995
Income:
  Finance charges and interest      $1,282,576  $1,208,794   $1,118,265
  Insurance premiums
  and commissions                      138,351     140,418      128,093
  Other income                         221,978     197,345      173,000

   Total income                     1,642,905   1,546,557     1,419,358

Expenses:
  Operating expenses                  551,829     514,890       461,910
  Interest and debt expense           401,736     372,859       359,079
  Provision for credit losses         235,877     198,480       143,318
  Insurance losses and loss expenses   39,931      35,901        39,237

    Total expenses                  1,229,373   1,122,130     1,003,544


    Earnings before income taxes      413,532     424,427       415,814

Income taxes                          144,082     148,096       147,873

    Net earnings                      269,450     276,331       267,941


Retained earnings - January 1         959,697     933,366       764,295

                                    1,229,147   1,209,697     1,032,236

Dividends                             (61,729)   (250,000)     (145,000)

Contributed Subsidiaries                                         46,130

Retained earnings - December 31    $1,167,418  $  959,697    $  933,366






See accompanying notes to consolidated financial statements.

                              NORWEST FINANCIAL, INC.
                         Statements of Consolidated Cash
Flows

                              (Thousands of Dollars)

                                          Years Ended December 31,
                                         1997       1996       1995
Cash flows from operating activities:
 Net earnings                          $269,450   $276,331   $267,941
 Adjustments to reconcile net earnings to
  net cash flows from operating activities,
  net of effect of contributed subsidiaries:
  Provision for credit losses           235,877    198,480    143,318
  Depreciation and amortization          34,906     27,613      25,404
  Deferred income taxes                  25,104      8,632      10,882
  Other receivables from affiliate                  31,643     (31,643)
  Other assets                          (41,308)    30,925     (51,263)
  Unearned insurance premiums
    and commissions                       6,076     (3,456)      9,655
  Insurance claims and policy reserves  (18,689)     1,210       1,479
  Accrued interest payable               15,578     (1,151)     22,380
  Other payables to affiliates            8,250      5,565      (7,170)
  Other liabilities                       3,604      6,002      (3,946)

Net cash flows from
  operating activities                  538,848    581,794     387,037

Cash flows used for investing activities:
 Finance receivables:
  Principal collected                 5,665,098   5,587,314   4,897,983
  Receivables originated
    or purchased                     (5,955,306) (5,889,870) (5,728,651)                   (5,728,651)
 Proceeds from sales of securities      136,041     145,791      99,959
 Proceeds from maturities of securities  82,523      65,296      60,216
 Purchase of securities                (419,456)   (279,090)   (269,315)
 Net additions to property and equipment(39,240)    (25,626)    (18,013)
 Net increase in notes receivable - affiliates,
  net of effect of contributed
    subsidiaries                     (1,172,888)    (22,339)   (356,325)
 Cash and cash equivalents of contributed
  subsidiaries received                   3,258                   2,477
 Other                                  (82,507)    (37,763)     (7,689)

Net cash flows used for
  investing activities               (1,782,477)   (456,287) (1,319,358)

Cash flows from financing activities:
 Net increase in loans payable
  - short-term                          126,860     141,618      171,493
 Proceeds from long-term debt
  - senior                            1,805,279     525,000    1,229,411
 Repayments of long-term debt:
  Senior                               (735,873)   (308,424)    (233,438)
  Subordinated                          (50,000)   (165,000)     (80,650)
 Additional paid in capital             112,000
 Dividends paid                         (61,729)   (250,000)    (145,000)

Net cash flows from (used for)
 financing activities                 1,196,537     (56,806)     941,816

Net (decrease) increase in cash
 and cash equivalents                   (47,092)     68,701        9,495

Cash and cash equivalents
  beginning of year                     141,692      72,991        63,496

Cash and cash equivalents end of year $  94,600  $  141,692    $   72,991

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Notes to Consolidated Financial Statements


1.  Significant Accounting Policies.

Principles of Consolidation. The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"), which is a wholly-owned subsidiary of Norwest Corporation ("Norwest"). Effective August 31, 1997, Norwest, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided to FAHI by the Company. Effective September 2, 1997, Norwest made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for as a merger of interests under common control and resulted in a reduction in additional paid in capital of approximately $17.4 million.

Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Community Credit Co. and Dial National Bank (the "Contributed Subsidiaries"). These capital contributions to the Company have been accounted for as a merger of interests under common control.

Securities Available-for-Sale. Debt and equity securities are classified as available-for-sale. Debt and equity securities classified as available-for-sale are reported at fair value with net unrealized gains and losses, net of deferred income taxes, excluded from earnings and recorded as a separate component of stockholder's equity until realized. If a decline in the security's fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings.

Finance Charges and Interest:

 Consumer. Finance charges and interest are earned primarily using the interest method. No income is accrued on automobile finance receivables which are more than three payments contractually delinquent.

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

NORWEST FINANCIAL, INC.

1.    Significant Accounting Policies, Continued.

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

Finance receivables are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon product, terms and other factors.

Derivative Instruments. The Company does not use derivative instruments as a means of asset and liability management.

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

Retirement Plans. Retirement plans cover substantially all employees who meet certain age and service requirements.
Norwest Financial's funding policy is to contribute no more than the maximum amount that can be deducted for federal income tax purposes (note 12).

Insurance Income and Expense. Insurance premiums are recognized as income over the terms of the policies. Premiums for credit life insurance are recognized as revenue using a method that approximates the interest method. Premiums for credit disability insurance and involuntary unemployment insurance are recognized as revenue in relationship to anticipated claims. Premiums and commissions from property insurance and non-filing insurance are recognized as revenue on a pro-rata basis. Policy acquisition expenses (principally ceding commissions) are deferred and charged to expense over the terms of the related policies in proportion to premium income recognition.

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

Reclassifications. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the presentation used in the 1997 financial statements.

                   NORWEST FINANCIAL, INC.

1.    Significant Accounting Policies, Continued.

New Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("FAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("FAS 131"). FAS 130 requires disclosures of the components of comprehensive income and accumulated balance of other comprehensive income within total stockholders' equity. FAS 131 requires disclosure of selected information about operating segments including total income, net earnings and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of combined total income, net earnings or assets. The Company will be required to adopt the provisions of FAS 130 and 131 in 1998; these standards are not expected to have a material impact on the Company's financial statements.

NORWEST FINANCIAL, INC.

2.  Securities Available-for-Sale.

The amortized cost and fair value of securities available-for-sale were:


                           December 31, 1997         December 31, 1996
                         Amortized       Fair       Amortized      Fair
(In Thousands)             Cost          Value        Cost         Value
U.S. Treasury and
  federal agencies       $  164,239    $  168,601   $397,754     $401,343
States and political
  subdivisions              218,115       225,040     84,926       85,717
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)              657,047       669,959    319,531      329,920

    Total                $1,039,401    $1,063,600   $802,211     $816,980

The gross unrealized gains and losses of securities available-for-sale were:

                             December 31, 1997         December 31, 1996
                              Gross Unrealized         Gross Unrealized
(In Thousands)                Gains     Losses         Gains     Losses
U.S. Treasury and
  federal agencies           $4,563     $201          $5,276    $1,687
States and political
  subdivisions                7,028      103             864        73
Other (corporate bonds, stocks,
  and collateralized mortgage
  obligations)               16,439    3,527          13,218     2,829

      Total                 $28,030   $3,831         $19,358    $4,589

The amortized cost and fair values of securities available-for-sale by maturity were:

                                          December 31, 1997
                                        Amortized
Fair
(In Thousands)                            Cost
Value
In one year or less                   $  138,273      $  139,334
After one year through five years        449,825         457,661
After five years through fifteen years   230,309         236,539
After fifteen years                      220,994         230,066

     Total                            $1,039,401      $1,063,600


Norwest Financial computes realized gains and losses using the specific identification method. Total gross realized gains and losses from the sale of marketable securities were $18,394,000 and $1,521,000, respectively, in 1997;
$10,057,000 and $781,000, respectively, in 1996; and
$8,057,000 and $1,260,000, respectively in 1995.  The
carrying amounts of securities on deposit under statutory or other requirements at December 31, 1997 and 1996, were $11,672,000 and $9,654,000 respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $65,547,000; $52,791,000; and $49,613,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

NORWEST FINANCIAL, INC.

3.    Finance Receivables.

Loans are generally repayable in monthly instalments over a period of 180 months or less. Sales finance contracts can be either open-end (revolving) or closed-end. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts can be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account.
Closed-end sales finance contracts purchased are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

The amounts of cash payments applied to consumer receivables during the years ended December 31, 1997, 1996, and 1995 approximated $5,342,833,000, $4,510,330,000 and
$4,130,253,000, respectively. These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity. Unearned insurance premiums and insurance claims and policy reserves which pertain to Norwest Financial's consumer receivables were approximately $152,584,000 and $146,313,000 at December 31, 1997 and 1996,
respectively.

At December 31, 1997, contractual maturities of commercial receivables were as follows: $213,040,000 were due in one year or less; $233,940,000 were due after one year through five years; and $18,621,000 were due after five years. Substantially all commercial receivables have fixed interest rates. Contractual maturities are not presented for the consumer receivables as it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

Consumer receivables include Canadian receivables of $617,828,000 and $545,658,000 at December 31, 1997 and 1996,
respectively.

4.    Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

                                            Years Ended
December 31,

(In Thousands)                             1997       1996
1995
Allowance for credit
  losses beginning of year               $169,133   $158,618    $135,952
Provision for credit losses
  charged to expense                      235,877    198,480     143,318
Write-offs:  United States               (231,371)  (187,274)   (127,689)
             Canada                       (30,069)   (24,597)    (21,244)
Recoveries:  United States                 28,618     16,451      13,860
             Canada                         5,099      3,803       3,523
Allowance related to receivables
  contributed or acquired                 120,513      3,652      10,898

Allowance for credit losses
  end of year                            $297,800   $169,133    $158,618


NORWEST FINANCIAL, INC.

5.    Loans Payable - Short-term.

Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements). The bank credit agreements amounted to $1,322,413,000 at December 31, 1997; the entire amount was available at that date. Unused bank credit agreements are available to support outstanding commercial paper. If all credit agreements in effect at December 31, 1997 were to remain in effect and unused throughout 1998, the Company would pay approximately $934,000 in commitment fees.

Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:


(Dollars in Thousands)
                                           1997        1996     1995
Weighted average annual interest
rate on commercial paper and
other short-term debt:
During December                           5.54%        5.15%       5.87%

During December after considering
the effect of commitment fees             5.59         5.21         5.93

For the year                              5.30         5.36         6.10

For the year after considering
the effect of commitment fees             5.35         5.42         6.16

Average daily amount of commercial
paper and other short-term debt
outstanding during the year         $1,894,706   $1,719,136   $1,530,109

Maximum amount of commercial paper
and other short-term debt
outstanding at any month-end
during the year                     $2,381,650   $2,100,101   $1,958,483


The weighted average annual interest rate was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding. The weighted average annual interest rate on short-term debt from affiliates for the years 1997, 1996, and 1995 was 5.43%, 5.30%, and 8.91% respectively.

NORWEST FINANCIAL, INC.

6.  Long-term Debt.


Long-term debt outstanding:

December 31,
(In Thousands)
                                                  1997       1996
Senior - United States:
     6    % due 1997                        $               $150,000
     6-1/4% due 1997                                         150,000
     6-1/2% due 1997                                         150,000
     6-1/2% due 1997                                         150,000
     8.95 % due 1997                                           1,000
     9.00 % due 1997                                           2,000
     10.13% due 1997                                             550
     5-1/2% due 1998                          150,000        150,000
     6.23 % due 1998                          150,000        150,000
     7.34 % due 1998                            2,000          2,000
     8-1/2% due 1998                          100,000        100,000
     6    % due 1999                          150,000
     6.20 % due 1999                           75,000         75,000
     6-1/4% due 1999                          150,000        150,000
     6-7/8% due 1999                          100,000        100,000
     6.99 % due 1998-99                         4,600          7,000
     9.50 % due 1998-99                         6,700         10,000
     5-1/8% due 2000                          150,000        150,000
     6.10 % due 2000                          150,000
     6-7/8% due 2000                          150,000        150,000
     7-1/4% due 2000                          150,000        150,000
     8-3/8% due 2000                          150,000        150,000
     6-3/8% due 2001                          150,000        150,000
     7-3/4% due 2001                          100,000        100,000
     6-1/4% due 2002                          200,000        200,000
     6-3/8% due 2002                          200,000
     7-7/8% due 2002                          150,000        150,000
     7.95 % due 2002                          100,000        100,000
     8.56% due 1998-2002                        8,333         10,000
     6-1/8% due 2003                          150,000        150,000
     6-3/8% due 2003                          150,000        150,000
     6.93 %  due 1998-2003                     15,000         15,000
     7    % due 2003                          150,000        150,000
     6    % due 2004                          150,000        150,000
     6-5/8% due 2004                          250,000
     7.20 % due 2004                          100,000
     6-3/4% due 2005                          150,000         150,000
     7-1/2% due 2005                          150,000         150,000
     6-1/4% due 2007                          100,000         100,000


NORWEST FINANCIAL, INC.

6.  Long-term Debt, Continued.

Long-term debt outstanding, continued


(In Thousands)                                December 31,

                                            1997
1996
Senior - United States:

  6-3/8% due 2007                         $100,000       $
  7.20% due 2007                           150,000
  6.85% due 2009                           250,000
  Medium-term notes, 6.05% to 6.68%,
    due 1999 to 2001                       500,000        225,000

      Total senior - United States       4,911,633      3,897,550

Senior - Canada:

  8.38% due 1997                                           21,888
  6.25% due 1998                            69,950         72,960
  8.65% due 1998                             3,497          3,648
  8.50% due 1999                            52,463         54,720
  7.80% due 2000                             6,995          7,296
  Medium-term notes, 4.79% to 6.15%,
    due 1999 to 2002                       174,875

    Total senior - Canada                  307,780        160,512

    Total senior                         5,219,413      4,058,062

Senior subordinated - United States:

  7.34% due 1998                             2,000          2,000
  Medium-term notes, 5.20% to 7.875%,
    due 1997                                               50,000

    Total senior subordinated                2,000         52,000

Other                                                      22,832

Total long-term debt outstanding        $5,221,413     $4,132,894

Other debt consisted of senior debt secured by lease receivables and related equipment under lease and had a weighted average rate of 9.0% at December 31, 1996.
Contractual maturities of long-term debt for the years 1998 through 2002 are $487,315,000; $915,209,000; $838,107,000;
$439,142,000 and $689,140,000 respectively.

NORWEST FINANCIAL, INC.

7.  Interest and Debt Expense.

Interest and debt expense is summarized as follows:

                                        Years Ended December
31,

(In Thousands)                     1997           1996         1995
Short-term - affiliates         $    916      $     83      $   1,142
Short-term - commercial
  paper and other                 96,569        92,352         93,780
Long-term                        298,293       274,586        258,376
Amortization of debt expense       5,958         5,838          5,781

Total interest and
  debt expense                  $401,736      $372,859       $359,079


8.   Operations by Country.

The following is a summary of total income, earnings before income taxes, and total assets by country: (Results for Puerto Rico sales finance branches, Guam, and Saipan are included in United States amounts.)

                                     Years Ended December
31,

(In Thousands)                  1997           1996
1995
Total income:
  United States              $1,450,050     $1,371,044     $1,265,937
  Canada                        192,855        175,513        153,421
Total                        $1,642,905     $1,546,557     $1,419,358

Earnings before income taxes:
  United States              $  351,783     $  358,667     $  362,581
  Canada                         61,749         65,760         53,233
Total                        $  413,532     $  424,427     $  415,814

Total assets at December 31:
  United States              $8,606,163     $7,128,734     $6,982,254
  Canada                        715,761        632,111        557,005
Total                        $9,321,924     $7,760,845     $7,539,259

9.  Leased Assets and Lease Commitments.

Lease terms are generally for three to seven years.
Commitments at December 31, 1997, under operating leases having initial or remaining lease terms in excess of one year are estimated to approximate $51 million.

NORWEST FINANCIAL, INC.

10. Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $714 million of consolidated stockholder's equity was unrestricted at December 31, 1997.


11. Income Taxes.

The Company and its subsidiaries are included in the consolidated federal income tax return of Norwest. Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis. Current income taxes payable of $13.8 million was included in other payables to affiliates at December 31, 1997. The Company's Canadian subsidiaries file separate federal and provincial returns in Canada.

At December 31, 1997, no federal income taxes had been provided on approximately $44 million of one of the United States life insurance subsidiary's retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws. The life insurance subsidiary does not contemplate distributing dividends from these retained earnings. The amount of unrecognized deferred tax liability at December 31, 1997, was $15.4 million.

Income taxes for the years 1997, 1996, and 1995 are composed of the following elements:

                                   Years Ended December 31,

(In Thousands)                      1997            1996       1995
Current:
  Federal                         $ 90,276        $110,569   $113,452
  State                              4,526           2,529      2,043
  Foreign                           24,176          26,300     21,915
Deferred:
 Federal and state                  26,982          10,776     13,239
 Foreign                            (1,878)        (2,078)     (2,776)

Total income taxes                 $144,082       $148,096   $147,873

Income before taxes from operations outside the United
States was $61.7 million, $65.8 million, and $53.2 million for the years ended December 31, 1997, 1996, and 1995, respectively.

Deferred income taxes are primarily due to leasing and lease financing, the allowance for credit losses, accrued employee benefits and the net unrealized holding gain (loss) on securities available-for-sale.

NORWEST FINANCIAL, INC.

12. Retirement Plans.

The Company has a defined benefit pension plan which covers United States employees who meet certain age and service requirements (the "NFI Plan"). Pension benefits provided are based on the employee's highest compensation in three consecutive years during the last ten calendar years of employment. Benefits accrue under this plan at a rate of 1-1/4% for each year of service.

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

The funded status and reconciliation to the balance sheet of the NFI Plan and the TCC Plan, combined for the years ended
December 31, 1997 and 1996, are presented below:

                                                Years Ended December 31,

(In Thousands)                                    1997           1996
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
  vested benefits of $54,683 and $54,800 at
  December 31, 1997 and 1996, respectively       $(74,155)     $(64,468)

  Projected benefit obligation for service
    rendered to date                              (104,594)     (89,290)
Plan assets at fair value*                         118,992      103,066
Plan assets greater than projected
  benefit obligation                                14,398       13,776
Unrecognized net assets being
  amortized through 2000                            (1,245)      (1,485)
Unrecognized prior service costs                      (628)        (773)
Unrecognized net loss (gain) from past experience
  different from that assumed and effects
  of changes in assumptions                          4,705           635

Prepaid pension cost at December 31               $  17,230    $  12,153

*Consists primarily of marketable bonds and debentures and obligations of the United States government and its agencies and includes $3,482,000 and $3,057,000 invested in the Norwest Short-Term Investment Fund at December 31,
 1997 and 1996, respectively.

NORWEST FINANCIAL, INC.

12. Retirement Plans, Continued.

Assumptions used in the accounting for the NFI Plan were:

December 31,
                                                 1997        1996
Weighted average discount rate                    7.0%        7.0%
Expected long-term rate of return on assets       9.0         8.0
Rate of increase in future compensation levels    5.0         5.0

Assumptions used in the accounting for the TCC Plan were:


December 31,
                                                  1997       1996
Weighted average discount rate                    6.5%        8.0%
Expected long-term rate of return on assets       8.0         8.0
Rate of increase in future compensation levels    6.5         6.5

The components of net pension expense for the NFI Plan and TCC Plan, combined for 1997, 1996, and 1995 are presented below:


                                                Years Ended
December 31,

(In Thousands)                              1997       1996      1995
Service cost - benefits
  earned during the year                    3,941     $4,204    $ 4,605
Interest cost on projected
  benefit obligation                        6,654      6,04 5     5,944
Actual return on plan assets              (15,662)    (9,645)   (12,474)
Net amortization and deferral*              5,634      3,544     10,292

Net periodic pension expense              $   567     $4,148    $ 8,367

* Consists of the net effects of delayed recognition of certain events (for example, unanticipated investment performance) arising during the current period and amortization (recognition) of the net unrecognized effects of past similar events over a five year period.

The NFI Plan holds single premium annuity contracts issued by one of the Company's life insurance subsidiaries. Annual benefits paid to retirees covered by the contracts were approximately $1.8 million in 1997 and 1996.

The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%. The Company makes a matching contribution of $.25 for every dollar of the basic employee contribution made during the year and not withdrawn. The Company may also make a profit sharing contribution on the basic employee contribution with the amount determined by the percentage return on consolidated equity (as defined) of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the Company was $15,051,000, $13,694,000 and $10,842,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

The accumulated postretirement benefit obligation, funded status, and reconciliation to the balance sheet for the NFI
Plan and the TCC Plan, combined, are presented below:

                                                Years Ended December 31,
(In Thousands)                                    1997        1996
Retirees                                       $(12,972)     $(11,150)
Fully eligible plan participants                   (288)         (243)
Other active plan participants                  (41,010)      (35,695)

Accumulated postretirement benefit obligation   (54,270)      (47,088)

Plan assets at fair value                        14,999        10,100
Accumulated postretirement benefit
 obligation in excess of plan assets           (39,271)       (36,988)

Unrecognized transition obligation               16,667        17,790
Unrecognized net loss                             7,502         5,634
Unrecognized prior service cost                     715           759

Accrued postretirement benefit liability       $(14,387)     $(12,805)

The Company began funding the accumulated postretirement benefit obligation of the NFI Plan during 1996. Plan assets consist primarily of obligations of state and local governments and mutual funds invested in obligations of state and local governments.

Net postretirement benefit expense for the NFI Plan and the TCC Plan, combined, consisted of the following components:

                                         Years Ended December 31,
(In Thousands)                           1997         1996     1995
Service cost - benefits earned
  during the year                       $3,174       $3,361   $2,733
Interest cost on accumulated
 postretirement benefit obligation       3,372       3,116     2,439
Return on plan assets                      (618)
Amortization of transition obligation     1,112       1,112    1,112
Amortization of unrecognized net loss       688       1,189      545
Amortization of unrecognized
  prior service cost                         43          43       44

Net postretirement benefit expense       $7,771      $8,821   $6,873

NORWEST FINANCIAL, INC.

13. Postretirement Benefits, Continued.

The assumed health care cost trend rate used in measuring the NFI Plan's accumulated postretirement benefit obligation as of December 31, 1997 was 10% for 1998 decreasing each successive year until it reaches 8% in 2001, after which it remains constant. The TCC Plan assumed a 1998 health care trend of 13% decreasing each successive year until it reaches 6% in 2006. A one percent increase in the assumed health care cost trend rate for each year would increase the combined accumulated postretirement benefit obligation as of December 31, 1997 by approximately $9.2 million and combined net postretirement benefit expense by $1.5 million for the year. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% at both December 31, 1997 and 1996, respectively.


14. Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:


                                  Years Ended December 31,

(In Thousands)                1997           1996        1995

Cash paid for:
  Interest                 $375,376        $370,144     $328,255
  Income taxes              109,391         110,026      181,022


15. Concentrations of Credit Risk.

The Company and its subsidiaries are primarily engaged in the consumer and automobile finance business. The average balance outstanding with any individual customer is not significant. At December 31, 1997, the Company had 1,236 consumer and automobile finance offices in 47 states, Guam, Saipan, Puerto Rico, and all ten Canadian provinces compared with 1,073 consumer and automobile finance offices in 47 states, Guam, Puerto Rico, and ten Canadian provinces at December 31, 1996. Credit cards are issued by Dial Bank to customers located nationwide. Dial National Bank issues private label and dual-line Co-Branded credit cards nationwide.

A subsidiary of the Company also provides accounts receivable financing primarily to high quality furniture stores across the country. In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on health care equipment.

NORWEST FINANCIAL, INC.

16. Selected Quarterly Financial Data (Unaudited).

Selected quarterly financial data for 1997 and 1996 were as follows:

                                      Interest    Provision
                            Total      and Debt   for Credit       Net
(In Thousands)             Income      Expense      Losses       Earnings
March 31, 1996            $374,328     $94,704     $45,952       $61,999

June 30, 1996              378,110      92,703      43,884        66,998

September 30, 1996         383,332      92,557       49,295       67,557

December 31, 1996          410,787      92,895       59,349       79,777

March 31, 1997             384,455      92,879       54,749       62,777

June 30, 1997              383,438      92,934       44,627       68,309

September 30, 1997         409,633      102,042      57,819       67,640

December 31, 1997          465,379      113,881      78,682       70,724


17. Fair Value of Financial Instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents. Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying value of cash equivalents is a reasonable estimate of fair value.

Securities Available-for-Sale. Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar securities (note 2).

Finance Receivables and Notes Receivable - Affiliates. The interest rates on the receivables outstanding at December
31, 1997 and 1996, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value.

Loans Payable - Short-term and Accrued Interest Payable.
Carrying value is a reasonable estimate of fair value. The carrying amount approximates fair value due to the short maturity of these instruments.

NORWEST FINANCIAL, INC.

Notes to Consolidated Financial Statements, Concluded


17. Fair Value of Financial Instruments, Continued.

Other Payables to Affiliates. Due to the relatively short period of time between the origination of these instruments and the expected realization, the carrying value of other payables to affiliates is a reasonable estimate of fair value.

Long-term Debt. Based on quoted market rates for the same or similar issues of debt or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $5,301,982,000 as of December 31, 1997 and $4,147,816,000 as of December 31,
1996.


18. Related Parties.

Notes receivable - affiliates were $646,832,000 and $574,344,000 at December 31, 1997 and 1996, respectively. Notes receivable - affiliates include a combination of short-term and long-term notes receivable. At December 31, 1997, Norwest Financial, Inc. had term loans totaling $528 million to an affiliate, Island Finance Puerto Rico, Inc. The loans have a weighted average interest rate of 8.81% and mature in 2000 and 2002. The remainder of notes outstanding at December 31, 1997 and 1996, earn interest at rates that approximate the cost of borrowings of the Company.

Management fees paid to Norwest Corporation were $5,724,000;
$5,230,000; and $3,835,000 for the years ended December 31, 1997, 1996, and 1995, respectively.


19. Business Combination (Unaudited).

The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company for the years ended December 31, 1997 and 1996, with Fidelity as if the acquisition had occured on December
31, 1995:

(In Thousands)                  1997             1996

Total income                 $1,772,029       1,717,752
Net earnings                    282,623         276,331

Item 9.  Changes in and Disagreements with Accountants on
Accounting and                          Financial
Disclosure.

Not applicable.


PART III

Item 10.  Directors and Executive Officers of the
      Registrant.

Omitted in accordance with General Instruction I (2) (c).

Item 11.  Executive Compensation.

Omitted in accordance with General Instruction I (2) (c).

Item 12. Security Ownership of Certain Beneficial Owners and
      Management.

Omitted in accordance with General Instruction I (2) (c).

Item 13.  Certain Relationships and Related Transactions.

Omitted in accordance with General Instruction I (2) (c).


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form  8-K.

(a) The following documents are filed as part of this report:

(1)   Financial Statements:

      a.                               Consolidated balance
      sheets as of December 31, 1997 and 1996.

      b.                               Statements of
      consolidated earnings and retained earnings for the years ended December 31, 1997, 1996, and 1995.

      c.                               Statements of
      consolidated cash flows for the years ended December
      31, 1997, 1996, and 1995.

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

        *(12)                          Computation of
        ratios of earnings to fixed charges for the years ended December 31, 1997, 1996, 1995, 1994, and
        1993.

        *(23)                          Consent of Deloitte
        & Touche LLP.

Certain instruments with respect to long-term debt publicly issued, privately placed or borrowed from banks are not filed herewith as exhibits as the total amount of securities or indebtedness authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with subsection (4)(iii) of paragraph (b) of Item 601 of Regulation S-K, the Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request. The list of subsidiaries exhibit required by Item 601 of Regulation S-K has been omitted in accordance with General Instruction I(2)(b).

(b)                                     Reports on Form 8-K.

   No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 1998.


                                   NORWEST FINANCIAL, INC.


                                   By   \s\ James R. Berens
                                          James R. Berens
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 20th day of March 1998.



      \s\ David C. Wood
        David C. Wood
    Chairman of the Board
(Principal Executive Officer)


     \s\ James R. Berens
       James R. Berens
    President and Director


  \s\ Patricia J. McFarland
    Patricia J. McFarland
Vice President, General Counsel and
    Secretary and Director



      Stanley S. Stroup
           Director


     \s\ Dennis E. Young
       Dennis E. Young
Senior Vice President, Chief Financial
Officer, Treasurer and Director
(Principal Financial Officer)


      \s\ Eric Torkelson
        Eric Torkelson
Vice President and Controller
(Principal Accounting Officer)