Form 10-Q
period 1998-03-31
NORWEST FINANCIAL INC
filed 1998-05-14
CIK 708481

<PAGE 1>

                            Form 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended  March 31, 1998      Commission file number 2-80466




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X .    No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock (without par value): 1,000 shares outstanding as of May 1, 1998.

The   registrant  meets  the  conditions  set  forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.



<PAGE 2>
                 PART I.  FINANCIAL INFORMATION

                     NORWEST FINANCIAL, INC.

                   Consolidated Balance Sheets

                     (Thousands of Dollars)

                                   (Unaudited)
                                    March 31,     December 31,

           Assets                     1998            1997
Cash and cash equivalents          $  151,445     $   94,600

Securities available-for-sale       1,106,703      1,063,600

Finance receivables:
  Consumer:
    Loans                           3,902,500      3,893,550
    Sales finance contracts         2,455,273      2,332,535
    Credit cards                      409,795        422,435
  Commercial                          480,179        465,601

       Total finance receivables    7,247,747      7,114,121

  Less allowance for credit losses    305,343        297,800

       Finance receivables - net    6,942,404      6,816,321



Notes receivable - affiliates         641,282        646,832


Property and equipment (at cost, less
  accumulated depreciation of
  $113,210 for 1998 and $107,435
  for 1997)                           118,485        102,537

Deferred income taxes                  60,866         64,420

Other assets                          362,098        533,614


          Total assets             $9,383,283     $9,321,924

See accompanying notes to consolidated financial statements.





<PAGE 3>
                     NORWEST FINANCIAL, INC.

                   Consolidated Balance Sheets

                     (Thousands of Dollars)

                                         (Unaudited)
                                    March 31,     December 31,
          Liabilities and
        Stockholder's Equity          1998            1997
Loans payable - short-term:
  Commercial paper                 $1,625,531      $1,664,796
  Affiliates                          393,153         392,165
  Other                                25,025         170,000
Unearned insurance premiums
  and commissions                     134,417         143,478
Insurance  claims  and
  policy  reserves                     33,060          30,566
Accrued interest payable              100,294          93,344
Other payables to affiliates           46,574          13,815
Other liabilities                     307,305         228,557

Long-term debt:
  Senior                            5,288,524       5,219,413
  Subordinated                          2,000           2,000

          Total long-term debt      5,290,524       5,221,413

          Total liabilities         7,955,883       7,958,134



Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)               3,855           3,855
  Additional paid in capital          185,410         185,410
  Retained earnings                 1,226,108       1,167,418
  Accumulated other
    comprehensive income               12,027           7,107

      Total stockholder's equity    1,427,400       1,363,790

          Total liabilities and
          stockholder's equity     $9,383,283      $9,321,924






See accompanying notes to consolidated financial statements.


<PAGE 4>
                     NORWEST FINANCIAL, INC.

         Statements of Consolidated Earnings (Unaudited)

                     (Thousands of Dollars)


                                    Three Months Ended March 31,

                                      1998             1997
Income:
  Finance charges and interest      $356,463        $301,364

  Insurance premiums and commissions  35,775          35,178

  Other income                        54,913          47,913

    Total income                     447,151         384,455


Expenses:

  Operating expenses                 164,240         130,694

  Interest and debt expense          114,350          92,879

  Provision for credit losses         67,176          54,749

  Insurance losses and loss expenses  10,788           9,274

    Total expenses                   356,554         287,596

    Earnings before income taxes      90,597          96,859

Income taxes                          31,907          34,082

    Net income                      $ 58,690        $ 62,777





See accompanying notes to consolidated financial statements.


<PAGE 5>
                     NORWEST FINANCIAL, INC.

   Consolidated Statements of Comprehensive Income (Unaudited)

                     (Thousands of Dollars)


                                        Three Months Ended March 31,

                                            1998            1997

Net income                              $58,690            $62,777

Other comprehensive income,
  before income taxes:
  Unrealized gains(losses) on
    securities available-for-sale:
      Unrealized gains (losses)
        arising during the period         8,265             (9,190)
      Less:  reclassification
        adjustment for gains
        included in net income            1,569              1,434

                                          6,696            (10,624)

    Foreign currency translation
      adjustment                            474             (1,198)

      Other comprehensive income before
        income taxes                      7,170            (11,822)

    Income tax expense (benefit) related
      to components of other
      comprehensive income                2,250             (3,626)

    Other comprehensive income (loss),
      net of income taxes                 4,920             (8,196)

    Comprehensive income                $63,610            $54,581
















See accompanying notes to consolidated financial statements.


<PAGE 6>
                     NORWEST FINANCIAL, INC.

        Statements of Consolidated Cash Flows (Unaudited)

                     (Thousands of Dollars)

                                                  Three Months Ended March 31,

                                                      1998             1997
Cash flows from operating activities:
  Net earnings                                  $    58,690      $    62,777
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
      Provision for credit losses                    67,176           54,749
      Depreciation and amortization                  10,961            6,995
      Deferred income taxes                           1,304           (2,280)
      Other assets                                    9,065          (16,436)
      Unearned insurance premiums and
       commissions                                   (9,061)          (5,439)
      Insurance claims and policy reserves            2,494             (816)
      Accrued interest payable                        6,950            5,795
      Other payables to affiliates                   32,759           30,646
      Other liabilities                              78,748           17,843

Net cash flows from operating activities            259,086          153,834

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         1,535,671        1,338,642
      Receivables originated or purchased        (1,728,930)      (1,383,042)
  Proceeds from sales of securities                  27,462           26,701
  Proceeds from maturities of securities             37,990           18,956
  Purchases of securities                          (101,859)         (80,093)
  Net additions to property and equipment           (20,817)          (6,262)
  Net decrease (increase) in notes
    receivable - affiliates                           5,550          (30,276)
  Other                                             159,222          150,229

Net cash flows from (used for)
  investing activities                              (85,711)          34,855

Cash flows from financing activities:
  Net decrease in loans
    payable - short-term                           (183,252)         (89,988)
  Proceeds from issuance of senior
    long-term debt                                   70,446           36,545
  Repayments of senior long-term debt                (3,724)        (150,000)
  Dividends paid                                                      (1,729)

Net cash flows used for financing activities       (116,530)        (205,172)

Net increase (decrease) in cash and
    cash equivalents                                 56,845          (16,483)

Cash and cash equivalents beginning of period        94,600          141,692

Cash and cash equivalents end of period         $   151,445      $   125,209


See accompanying notes to consolidated financial statements.


<PAGE 7>
                             NORWEST FINANCIAL, INC.

           Consolidated Statements of Stockholder's Equity (Unaudited)

                             (Thousands of Dollars)



                                                             Accumulated Other
                                                            Comprehensive Income
                                                                   Unrealized Gains
                                 Additional               Foreign   on Securities
                         Common   Paid In     Retained    Currency    Available-
                         Stock    Capital     Earnings   Translation    for-Sale       Total
Balance,
  December 31, 1996     $3,855   $ 90,766   $  959,697    $(5,991)     $ 9,705       $1,058,032

Comprehensive income:
  Net income                                    62,777                                  62,777
  Other                                                    (1,198)      (6,998)         (8,196)

Dividends                                       (1,729)                                 (1,729)

Balance,
  March 31, 1997        $3,855    $ 90,766  $1,020,745    $(7,189)     $ 2,707       $1,110,884



Balance,
  December 31, 1997     $3,855    $185,410  $1,167,418    $(8,757)     $15,864       $1,363,790

Comprehensive income:
  Net income                                    58,690                                   58,690
  Other                                                       474        4,446            4,920

Balance,
  March 31, 1998        $3,855    $185,410  $1,226,108    $(8,283)     $20,310       $1,427,400






See accompanying notes to consolidated financial statements.


<PAGE 8>
                   NORWEST FINANCIAL, INC.

   Notes to Consolidated Financial Statements (Unaudited)


The accompanying unaudited financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1997 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included.

1.   Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent") which is a wholly-owned subsidiary of Norwest Corporation ("Norwest").

2.   Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $777 million of consolidated stockholder's equity was unrestricted at March 31, 1998.

3.   Other Income.

Income from affiliates was $14.8 million and $13.7 million for the three months ended March 31, 1998 and 1997, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $17.8 million and $14.2 million for the three months ended March 31, 1998 and 1997, respectively.

4.   Reclassifications.

Certain amounts in the 1997 financial statements have been reclassified to conform to the presentation used in the 1998 financial statements.

5.   Change in Accounting Policy.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income with total stockholder's equity. The adoption of FAS 130 has not had a material effect on the Company's financial statements.


<PAGE 9>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
      of Financial Condition and Results of Operations


Statements made in Management's Discussion and Analysis may be forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address management's present expectations about future performance and involve inherent risks and uncertainties. A number of important factors (some of which are beyond the Company's control) could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in the geographic and business areas in which the Company conducts its operations, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, acquisitions, and integration of acquired businesses.

Effective August 31, 1997, Norwest, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided to FAHI by the Company. Effective September 2, 1997, Norwest made a capital contribution, without consideration, of all of the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for a merger of interests under common control. The principal business of Fidelity Acceptance Corporation and its subsidiaries ("Fidelity") is purchasing sales finance contracts directly from automobile dealers and making direct loans secured by automobiles. Fidelity operated 147 branch offices in 31 states and Guam and had approximately $1.1 billion in finance receivables outstanding at the time of the contribution.

Norwest Financial's total income (revenue) increased 16% for the first three months ($447.2 million in the first three months of 1998 compared with $384.5 million in the first three months of 1997). Excluding Fidelity, total income increased 2% for the first three months of 1998.



<PAGE 10>


                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Continued


Income from finance charges and interest increased 18% for the first three months ($356.5 million in the first three months of 1998 compared with $301.4 million in the first three months of 1997). Income from finance charges and interest remained unchanged excluding Fidelity. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in first three months of 1998 increased 20% from the first three months of 1997; average consumer receivables outstanding increased 22% while average commercial receivables outstanding declined 2%. Excluding Fidelity, average finance receivables outstanding in the first three months of 1998 increased 3% from the first three months of 1997.

                                      Three Months Ended March 31,

Rate of charge on finance receivables:        1998       1997
     Consumer                                20.58%      20.96%
     Commercial                              13.79       13.77
     Total                                   20.12       20.36

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset in part by the decline in the rate of charge. The increase in average finance receivables was due primarily to the addition of Fidelity receivables.

Insurance premiums and commissions increased 2% ($35.8 million in the first three months of 1998 compared with $35.2 million in the first three months of 1997.) Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding not secured by real estate and average credit card receivables outstanding. Average consumer finance loans outstanding not secured by real estate and average credit card receivables outstanding increased 17% in the first three months of 1998 compared with the first three months of 1997. This increase was due primarily to the addition of Fidelity. Excluding Fidelity, average consumer finance loans not secured by real estate and credit card receivables decreased 2%. Insurance premiums and commissions in Fidelity during the first three months of 1998 were $.5 million. Insurance losses and loss expenses increased 16% ($10.8 million in the first three months of 1998 compared with $9.3 million in the first three months of 1997). The increase was primarily due to Canadian business.

Other income increased 15% ($54.9 million in the first three months of 1998 compared with $47.9 million in the first three months of 1997). The increase in other income was due primarily to increases in investment income, income from affiliates, and other fee income.

<PAGE 11>

                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Continued


Operating expenses increased 26% ($164.2 million in the first three months of 1998 compared with $130.7 million in the first three months of 1997). Excluding Fidelity, operating costs increased 13% in the first three months of 1998. The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion. At March 31, 1998, Norwest Financial was operating 1,226 consumer finance branch offices compared with 1,094 at March 31, 1997.

Interest and debt expense increased 23% ($114.4 million in the first three months of 1998 compared with $92.9 million in the first three months of 1997). Average total borrowings increased primarily due to the addition of
Fidelity. Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first three months of 1998 increased 24% from the first three months of 1997.

                               Three Months Ended March 31,


Costs of funds:                     1998          1997

     Short-term                     5.62%         5.03%
     Long-term                      6.74          6.85
     Total                          6.44          6.31

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates increased 20% from the first three months of 1997.

Provision for credit losses increased 23% ($67.2 million in the first three months of 1998 compared with $54.7 million in the first three months of 1997). Average finance receivables increased 20% in the first three months of 1998. Net write-offs as a percentage of average net receivables outstanding increased to .93% in the first three months of 1998 compared with .88% in the first three months of 1997. Excluding Fidelity, net write-offs as a percentage of average net receivables outstanding were .79% in the first three months of 1998. Management believes the allowance for credit losses at March 31, 1998, and December 31, 1997, is adequate to absorb possible losses in the finance receivables portfolio.

Federal and state income taxes decreased 6% ($31.9 million in the first three months of 1998 compared with $34.1 million in the first three months of 1997). The effective tax rate was 35.2% for both the first three months of 1998 and 1997.


<PAGE 12>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Concluded


The Company and a Canadian subsidiary maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At March 31, 1998, lines of credit and revolving credit agreements totaling $1,323 million were being maintained at 33 unaffiliated banks. None of this credit was in use at the time.

The Company and a Canadian subsidiary obtain long-term debt capital primarily from (1) the issuance of debt securities to the public through underwriters on a firm-commitment basis, (2) the issuance of debt securities to institutional investors, and (3) term borrowings from commercial banks. The Company and a Canadian subsidiary also obtain long-term debt from the issuance of medium-term notes (which may have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal).

Norwest Financial anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest received on Norwest Financial's finance receivables.

The Company has experienced slower internal growth in receivables and a reduction in earned rate as a result of prepayments and competitive pressures causing industry loan standards and pricing to fall below levels which management considers prudent. Management now estimates that Norwest Financial's 1998 earnings will be approximately ten percent lower than the amount earned in 1997. Management believes it is important to maintain financial discipline and is confident of the Company's long-term growth prospects.








<PAGE 13>
                 PART II.  OTHER INFORMATION

                   NORWEST FINANCIAL, INC.


Item 5.  Other Information.

             RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

     Three
     Months
     Ended                      Years Ended  December 31,
   March 31,
      1998            1997     1996     1995     1994    1993

      1.77            2.00     2.11     2.13     2.26    2.22

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)   Computation  of ratios of earnings  to  fixed
               charges for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and the three months ended March 31, 1998.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.



                     S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORWEST FINANCIAL, INC.

Date:  May 1, 1998
                           By  \S\   Eric Torkelson
                              Eric Torkelson
                              Vice President and Controller
                              (Principal Accounting Officer)