Form 10-Q
period 1998-06-30
NORWEST FINANCIAL INC
filed 1998-08-12
CIK 708481

<PAGE 1>
                          Form 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1998      Commission file number 2-80466




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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable date.  Common Stock (without par value):   1,000
shares outstanding as of August 3, 1998.

The  registrant  meets the conditions set forth  in  General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>
                  PART I.  FINANCIAL INFORMATION

                      NORWEST FINANCIAL, INC.

                    Consolidated Balance Sheets

                      (Thousands of Dollars)

                                      (Unaudited)
                                       June 30,      December 31,

           Assets                        1998            1997

Cash and cash equivalents             $  181,443      $   94,600

Securities available-for-sale          1,122,335       1,063,600

Finance receivables:
  Consumer:
    Loans                              3,952,734       3,893,550
    Sales finance contracts            2,737,802       2,332,535
    Credit cards                         429,550         422,435
  Commercial                             510,252         465,601

    Total finance receivables          7,630,338       7,114,121

  Less allowance for credit losses       332,175         297,800

    Finance receivables - net          7,298,163       6,816,321



Notes receivable - affiliates            603,006         646,832



Property and equipment (at cost, less
  accumulated depreciation of $118,967
  for 1998 and $107,435 for 1997)        136,769         102,537

Deferred income taxes                     58,728          64,420

Other assets                             412,707         533,614


          Total assets                $9,813,151      $9,321,924



See accompanying notes to consolidated financial statements.

<PAGE 3>
                      NORWEST FINANCIAL, INC.

                    Consolidated Balance Sheets

                      (Thousands of Dollars)

                                        (Unaudited)
                                         June 30,      December 31,
          Liabilities and
        Stockholder's Equity               1998            1997
Loans payable - short-term:
  Commercial paper                      $1,960,813      $1,664,796
  Affiliates                               416,827         392,165
  Other                                     67,529         170,000
Unearned insurance premiums
  and commissions                          136,905         143,478
Insurance claims and policy reserves        31,818          30,566
Accrued interest payable                    97,941          93,344
Other payables to affiliates                35,428          13,815
Other liabilities                          301,997         228,557

Long-term debt:
  Senior                                 5,263,065       5,219,413
  Subordinated                                               2,000

      Total long-term debt               5,263,065       5,221,413
      Total liabilities                  8,312,323       7,958,134



Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                    3,855           3,855
  Additional paid in capital               189,438         185,410
  Retained earnings                      1,296,762       1,167,418
  Accumulated other comprehensive
      income                                10,773           7,107

      Total stockholder's equity         1,500,828       1,363,790

      Total liabilities and
      stockholder's equity              $9,813,151      $9,321,924



See accompanying notes to consolidated financial statements.

<PAGE 4>
                      NORWEST FINANCIAL, INC.

          Statements of Consolidated Earnings (Unaudited)

                      (Thousands of Dollars)


                               Quarter Ended June 30,  Six Months Ended June 30,

                                  1998        1997       1998        1997

Income:
 Finance charges and
   interest                     $365,545    $298,593   $722,008     $599,957

 Insurance  premiums
   and commissions                33,487      34,679     69,262       69,857

 Other income                     61,365      50,166    116,278       98,079

     Total income                460,397     383,438    907,548      767,893


Expenses:

 Operating expenses              167,985     130,112    332,225      260,806

 Interest and debt expense       119,703      92,934    234,053      185,813

 Provision for credit losses      63,304      44,627    130,480       99,376

 Insurance losses and
   loss expenses                  10,287      11,007     21,075       20,281

 Total expenses                  361,279     278,680    717,833      566,276

   Earnings before income taxes   99,118     104,758    189,715      201,617

Income taxes                      34,812      36,449     66,719       70,531

    Net income                  $ 64,306    $ 68,309   $122,996     $131,086



See accompanying notes to consolidated financial statements.

<PAGE 5>

                       NORWEST FINANCIAL, INC.

     Consolidated Statements of Comprehensive Income (Unaudited)

                       (Thousands of Dollars)


                              Quarter Ended June 30,   Six Months Ended June 30,

                                  1998       1997         1998        1997
Net income                      $64,306    $68,309     $122,996     $131,086

Other comprehensive income,
  before income taxes:
  Unrealized gains on securities
    available-for-sale:
      Unrealized gains arising
        during the period         3,413     18,154      11,678        8,964
      Less:  reclassification
        adjustment for gains
         included in net income   2,038      5,087       3,607        6,521

                                  1,375     13,067       8,071        2,443

  Foreign currency
    translation adjustment       (2,185)       308      (1,711)        (890)

    Other comprehensive income
      (loss) before income taxes   (810)    13,375       6,360        1,553

  Income tax expense related to
    components of other
    comprehensive income            444      4,437       2,694          811

  Other comprehensive income
    (loss), net of income taxes  (1,254)     8,938       3,666          742

  Comprehensive income          $63,052    $77,247    $126,662     $131,828







See accompanying notes to consolidated financial statements.

<PAGE 6>

                     NORWEST FINANCIAL, INC.

        Statements of Consolidated Cash Flows (Unaudited)
         Increase(Decrease) in Cash and Cash Equivalents

                     (Thousands of Dollars)

                                                 Six Months Ended June 30,

                                                      1998            1997
Cash flows from operating activities:
  Net earnings                                  $   122,996    $   131,086
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
      Provision for credit losses                   130,480         99,376
      Depreciation and amortization                  23,728         13,963
      Deferred income taxes                           2,777         (6,258)
      Other assets                                   33,813        (21,680)
      Unearned insurance premiums and
        commissions                                  (6,573)        (2,215)
       Insurance  claims and policy  reserves         1,252            340
      Accrued interest payable                        4,597         (6,387)
      Other payables to affiliates                   19,856          6,869
      Other liabilities                              60,964         14,725

Net cash flows from operating activities            393,890        229,819

Cash flows from investing activities:
  Finance receivables:
      Principal collected                         3,208,816      2,767,976
      Receivables  originated or purchased       (3,532,603)    (2,936,450)
  Proceeds from sales of securities                  74,477         63,170
  Proceeds from maturities of securities             93,770         44,372
  Purchases of securities                          (218,911)      (273,843)
  Net additions to property and equipment           (41,715)       (15,302)
  Net increase in notes
    receivable - affili ates                       (226,793)       (50,963)
  Contributed subsidiary received,
    net of cash                                         503
  Other                                              62,641        151,890

Net  cash  flows used for investing activities     (579,815)      (249,150)

Cash flows from financing activities:
  Net increase (decrease) in loans payable
     - short term                                   218,208        (81,453)
  Proceeds from issuance of long-term debt -
      Senior                                        216,451        365,679
  Repayment of long-term debt:
      Senior                                       (159,891)      (348,623)
      Subordinated                                   (2,000)       (50,000)
  Dividends paid                                                    (1,729)
  Paid in capital                                                  112,000

Net cash flows from (used for)
  financing activities                              272,768         (4,126)

Net increase (decrease) in cash and
  cash equivalents                                   86,843        (23,457)

Cash and cash equivalents beginning of period        94,600        141,692

Cash and cash equivalents end of period         $   181,443    $   118,235


See accompanying notes to consolidated financial statements.

<PAGE 7>

                             NORWEST FINANCIAL, INC.

           Consolidated Statements of Stockholder's Equity (Unaudited)

                             (Thousands of Dollars)

                                                               Accumulated Other
                                                              Comprehensive Income
                                                                     Unrealized Gains
                                   Additional               Foreign   on Securities
                           Common   Paid In    Retained    Currency    Available-
                           Stock    Capital    Earnings   Translation   for-Sale  Total
Balance, December 31, 1996  $3,855 $ 90,766  $  959,697   $ (5,991)  $ 9,705   $1,058,032

Comprehensive income:
  Net income                                    131,086                           131,086
  Other                                                       (890)    1,632          742

Paid in capital                     112,000                                       112,000

Dividends                                        (1,729)                           (1,729)

Balance, June 30, 1997      $3,855  $202,766  $1,089,054  $ (6,881)  $11,337   $1,300,131



Balance, December 31, 1997  $3,855  $185,410  $1,167,418  $ (8,757)  $15,864   $1,363,790

Comprehensive income:
  Net income                                     122,996                          122,996
  Other                                                     (1,711)    5,377        3,666

Contributed subsidiary                 4,028       6,348                           10,376

Balance, June 30, 1998      $3,855  $189,438  $1,296,762  $(10,468)  $21,241   $1,500,828




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

2.   Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $850 million of consolidated stockholder's equity was unrestricted at June 30, 1998.

3.   Other Income.

Income from affiliates was $17.7 million and $13.2 million for the quarters ended June 30, 1998 and 1997, respectively, and $32.5 million and $26.9 million for the six months ended June 30, 1998 and 1997, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $18.3 million and $15.7 million for the quarters ended June 30, 1998 and 1997, respectively and $36.1 million and $29.9 million for the six months ended June 30, 1998 and 1997, respectively.

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

<PAGE 9>
                   NORWEST FINANCIAL, INC.

   Notes to Consolidated Financial Statements (Unaudited)


6.   Business Combinations.

Effective April 21, 1998, one of the Company's Canadian subsidiaries acquired all of the issued and outstanding shares of capital stock of The T. Eaton Acceptance Co. Limited ("TEAC") and National Retail
Credit Services Limited ("NRCS"). The acquisition was accounted for as a purchase. TEAC and NRCS are headquartered in Toronto, Ontario and are primarily engaged in purchasing sales finance contracts. TEAC and NRCS had finance receivables outstanding of $305 million at the time of the acquisition.

Effective June 30, 1998, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Reliable Financial Services, Inc. (the "Contributed Subsidiary" or "Reliable"). This capital contribution was accounted for as a merger of interests under common control. Reliable's headquarters are in San Juan, Puerto Rico and its principal business is automobile finance. Reliable had finance receivables outstanding of $293 million at June 30, 1998.

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




<PAGE 11>

                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
      of Financial Condition and Results of Operations

Norwest Financial's performance for the second quarter of 1998 closely paralleled performance for the first six months of 1998. The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

Norwest Financial's total income (revenue) increased 18% for the first six months ($907.5 million in the first six months of 1998 compared with $767.9 million in the first six months of 1997).

Income from finance charges and interest increased 20% for the first six months ($722.0 million in the first six months of 1998 compared with $600.0 million in the first six months of 1997). Income from finance charges and interest increased 3% excluding Fidelity. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 1998 increased 22% from the first six months of 1997; average consumer receivables outstanding increased 24% while average commercial receivables outstanding declined 1%. Excluding Fidelity, average finance receivables outstanding in the first six months of 1998 increased 5% from the first six months of 1997.

                                           Six Months Ended June 30,

Rate of charge on finance receivables:           1998   1997

     Consumer                                   20.56%      21.03%
     Commercial                                 14.15       13.59
     Total                                      20.13       20.41

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average finance receivables was due primarily to acquisitions combined with regular business activity.

Insurance premiums and commissions decreased 1% ($69.3 million in the first six months of 1998 compared with $69.9 million in the first six months of 1997.) Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding not secured by real estate and average credit card receivables outstanding. Average consumer finance loans outstanding not secured by real estate and average credit card receivables outstanding increased 18% in the first six months of 1998 compared with the first six months of 1997. This increase was due primarily to the addition of Fidelity. Excluding Fidelity, average consumer finance loans not secured by real estate and credit card receivables remained constant.
Insurance premiums and commissions in Fidelity during the first six months of 1998 were $3.1 million.

<PAGE 12>

                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Continued


Insurance losses and loss expenses increased 4% ($21.1 million in the first six months of 1998 compared with $20.3 million in the first six months of 1997).

Other income increased 19% ($116.3 million in the first six months of 1998 compared with $98.1 million in the first six months of 1997). The increase is due primarily to an increase in interest and dividends from securities available-for-sale and cash equivalents, income from affiliates and other fee income.

Operating expenses increased 27% ($332.2 million in the first six months of 1998 compared with $260.8 million in the first six months of 1997). Excluding Fidelity, operating costs increased 15% in the first six months of 1998. The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion. At June 30, 1998, Norwest Financial was operating 1,164 consumer finance branch offices compared with 1,097 at June 30, 1997.

Interest and debt expense increased 26% ($234.1 million in the first six months of 1998 compared with $185.8 million in the first six months of
1997). Average total borrowings increased primarily due to the addition of Fidelity. Changes in interest and debt expense result primarily from
(1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first six months of 1998 increased 25% from the first six months of 1997.

                                   Six Months Ended June 30,

Costs of funds:                      1998         1997

     Short-term                      5.64%        5.15%
     Long-term                       6.76         6.84
     Total                           6.45         6.33


Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates increased 22% from the first six months of 1997.








<PAGE 13>
                   NORWEST FINANCIAL, INC.

            Management's Discussion and Analysis
 of Financial Condition and Results of Operations, Concluded


Provision for credit losses increased 31% ($130.5 million in the first six months of 1998 compared with $99.4 million in the first six months of 1997). Net write-offs as a percentage of average net receivables outstanding increased to 1.78% in the first six months of 1998 compared with 1.61% in the first six months of 1997. Excluding Fidelity, net write-offs as a percentage of average net receivables were 1.47% in the first six months of 1998. Provision for credit losses in the second quarter of 1998 increased 42% compared with the second quarter of 1997 ($63.3 million compared with $44.6 million). Net write-offs as a percentage of average net receivables outstanding were .85% for the second quarter of 1998 and .74% for the second quarter of 1997. Excluding Fidelity, net write-offs as a percentage of average net receivables outstanding were .68% for the second quarter of 1998. Management believes the allowance for credit losses at June 30, 1998, and December 31, 1997, is adequate to absorb possible losses in the finance receivables portfolio.

Federal and state income taxes decreased 5% ($66.7 million in the first six months of 1998 compared with $70.5 million in the first six months of 1997). The effective tax rate was 35.2% for the first six months of 1998 and 35.0% for the first six months of 1997.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings. At June 30, 1998, lines of credit and revolving credit agreements totaling $1,490 million were being maintained at 34 unaffiliated banks. None of this credit was in use at the time.

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

The Company has experienced slower internal growth in receivables and a reduction in earned rate as a result of prepayments and competitive pressures causing industry loan standards and pricing to fall below levels which management considers prudent. Management now estimates that Norwest Financial's 1998 earnings will be approximately ten percent lower than the amount earned in 1997. Management will continue to maintain its financial discipline and is confident of the Company's long-term growth prospects.

<PAGE 14>

                 PART II.  OTHER INFORMATION

                   NORWEST FINANCIAL, INC.


Item 5.  Other Information

             RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

       Six Months Ended               Years Ended  December 31,
        June 30, 1998          1997     1996       1995    1994    1993

            1.79               2.00     2.11       2.13    2.26    2.22

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)    Computation of ratios of earnings to fixed charges for
                the years ended December 31, 1997, 1996, 1995, 1994
                and 1993 and the six months ended June 30, 1998.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                     S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORWEST FINANCIAL, INC.

Date:  August 3, 1998

                              By \S\ Eric Torkelson
                              Eric Torkelson
                              Vice President and Controller
                              (Principal Accounting Officer)