Form 10-Q
period 1998-09-30
NORWEST FINANCIAL INC
filed 1998-11-13
CIK 708481

<PAGE 1>
                                  Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1998 Commission file number 2-80466




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock (without par value): 1,000 shares outstanding as of November 2, 1998.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                         PART I.  FINANCIAL INFORMATION

                           NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets (Unaudited)

                            (Thousands of Dollars)


                                       September 30,         December 31,

           Assets                           1998                 1997
Cash and cash equivalents                $   350,920         $   94,600

Securities available-for-sale              1,160,592          1,063,600

Finance receivables:
  Consumer:
    Loans                                  4,010,169          3,893,550
    Sales finance contracts                2,747,962          2,332,535
    Credit cards                             458,868            422,435
  Commercial                                 541,573            465,601

            Total finance receivables      7,758,572          7,114,121

  Less allowance for credit losses           337,837            297,800

            Finance receivables - net      7,420,735          6,816,321



Notes receivable - affiliates                612,710            646,832



Property and equipment (at cost, less
  accumulated depreciation of $123,944
  for 1998 and $107,435 for 1997)            161,253            102,537

Deferred income taxes                         53,932             64,420

Other assets                                 483,340            533,614


            Total assets                 $10,243,482         $9,321,924


See accompanying notes to consolidated financial statements.

<PAGE 3>

                            NORWEST FINANCIAL, INC.

                     Consolidated Balance Sheets (Unaudited)

                            (Thousands of Dollars)

                                         September 30,       December 31,
          Liabilities and
        Stockholder's Equity                1998                 1997
Loans payable - short-term:
  Commercial paper                       $ 2,301,199         $1,664,796
  Affiliates                                 390,448            392,165
  Other                                       48,232            170,000
Unearned insurance premiums
  and commissions                            136,191            143,478
Insurance claims and policy reserves          30,841             30,566
Accrued interest payable                     104,524             93,344
Other payables to affiliates                  47,123             13,815
Other liabilities                            367,722            228,557

Long-term debt:
  Senior                                   5,271,044          5,219,413
  Subordinated                                                    2,000

            Total long-term debt           5,271,044          5,221,413

            Total liabilities              8,697,324          7,958,134



Stockholder's equity:
  Common stock without par value
    (authorized 1,000 shares,
     issued 1,000 shares)                      3,855              3,855
  Additional paid in capital                 189,438            185,410
  Retained earnings                        1,342,296          1,167,418
  Accumulated other comprehensive
      Income                                  10,569              7,107

            Total stockholder's equity     1,546,158          1,363,790

            Total liabilities and
            stockholder's equity         $10,243,482         $9,321,924




See accompanying notes to consolidated financial statements.

<PAGE 4>

                                   NORWEST FINANCIAL, INC.

                       Statements of Consolidated Earnings(Unaudited)

                                   (Thousands of Dollars)


                                          Quarter Ended          Nine Months
                                          September 30,      Ended September 30,

                                         1998      1997          1998     1997

Income:
  Finance charges and interest      $379,188   $322,762      $1,101,196  $  922,719

  Insurance premiums and
    commissions                       30,380     33,894          99,642     103,751

  Other income                        57,707     52,977         173,985     151,056

     Total income                    467,275    409,633       1,374,823   1,177,526


Expenses:

  Operating expenses                 166,278    139,003         498,503     399,809

  Interest and debt expense          123,787    102,042         357,840     287,855

  Provision for credit losses         68,935     57,819         199,415     157,195

  Insurance losses and loss expenses  10,789      9,125          31,864      29,406

    Total expenses                   369,789    307,989       1,087,622     874,265

    Earnings before income taxes      97,486    101,644         287,201     303,261

Income taxes                          31,952     34,004          98,671     104,535

    Net income                      $ 65,534   $ 67,640       $ 188,530    $198,726



See accompanying notes to consolidated financial statements.

<PAGE 5>


                                    NORWEST FINANCIAL, INC.

                     Consolidated Statements of Comprehensive Income (Unaudited)

                                     (Thousands of Dollars)

                                          Quarter Ended            Nine Months
                                          September 30,          Ended September 30,

                                        1998          1997        1998        1997
Net income                            $65,534       $67,640     $188,530    $198,726

Other comprehensive income,
  before income taxes:
  Unrealized gains on securities
    available-for-sale:
      Unrealized gains arising
        during the period               4,578        14,097       16,256      23,061
      Less:  reclassification
        adjustment for net gains
        included in net income            436         2,420        4,043       8,941

                                        4,142        11,677       12,213      14,120

  Foreign currency
    translation adjustment             (2,895)           25       (4,606)       (865)

    Other comprehensive income
      before income taxes               1,247        11,702        7,607      13,255

  Income tax expense related to
    components of other
    comprehensive income                1,451         3,955        4,145       4,766

  Other comprehensive income (loss),
    net of income taxes                  (204)        7,747        3,462       8,489

  Comprehensive income                $65,330       $75,387     $191,992    $207,215

See accompanying notes to consolidated financial statements.

<PAGE 6>

                               NORWEST FINANCIAL, INC.

                  Statements of Consolidated Cash Flows (Unaudited)
                   Increase(Decrease) in Cash and Cash Equivalents

                               (Thousands of Dollars)

                                              Nine Months Ended September 30,

                                                  1998              1997
Cash flows from operating activities:
  Net earnings                                 $  188,530         $  198,726
  Adjustments to reconcile net earnings to
    net cash flows from operating activities:
      Provision for credit losses                 199,415            157,195
      Depreciation and amortization                36,846             23,890
      Deferred income taxes                         6,122             (1,509)
      Other assets                                (47,414)           (60,651)
      Unearned insurance premiums and
        Commissions                                (7,287)            10,120
      Insurance claims and policy reserves            275            (12,428)
      Accrued interest payable                     11,180             13,795
      Other payables to affiliates                 31,551             (2,297)
      Other liabilities                           126,689             31,095

Net cash flows from operating activities          545,907            357,936

Cash flows from investing activities:
  Finance receivables:
      Principal collected                       4,832,556          4,139,548
      Receivables originated or purchased      (5,347,850)        (4,444,668)
  Proceeds from sales of securities               101,348             87,058
  Proceeds from maturities of securities          145,085             57,868
  Purchases of securities                        (331,212)          (331,273)
  Net additions to property and equipment         (71,517)           (25,087)
  Net increase in notes
    receivable - affiliates                      (236,497)        (1,138,196)
  Contributed subsidiary received,
    net of cash                                       503              3,258
  Other                                            40,407            160,599

Net cash flows used for investing activities     (867,177)        (1,490,893)

Cash flows from financing activities:
  Net increase in loans payable - short term      512,918            281,549
  Proceeds from issuance of long-term debt -
      Senior                                      511,960          1,251,882
  Repayment of long-term debt:
      Senior                                     (425,288)          (503,473)
      Subordinated                                 (2,000)           (50,000)
  Dividends paid                                  (20,000)            (1,729)
  Paid in capital                                                    112,000

Net cash flows from financing activities          577,590          1,090,229

Net increase (decrease) in cash and
  cash equivalents                                256,320            (42,728)

Cash and cash equivalents beginning of period      94,600            141,692

Cash and cash equivalents end of period         $ 350,920          $  98,964

See accompanying notes to consolidated financial statements.


<PAGE 7>
                                  NORWEST FINANCIAL, INC.
                    Consolidated Statements of Stockholder's Equity (Unaudited)

                                  (Thousands of Dollars)

                                                           Accumulated Other
                                                         Comprehensive Income
                                                                   Unrealized Gains
                                    Additional              Foreign  on Securities
                            Common    Paid In   Retained   Currency   Available-
                            Stock     Capital   Earnings  Translation  for-Sale     Total
Balance, December 31, 1996  $3,855   $ 90,766  $  959,697  $ (5,991)  $ 9,705    $1,058,032

Comprehensive income:
  Net income                                      198,726                           198,726
  Other                                                        (865)    9,354         8,489

Paid in capital                       112,000                                       112,000

Contributed subsidiary                      3     (17,359)                          (17,356)

Dividends                                          (1,729)                           (1,729)

Balance, September 30, 1997 $3,855   $202,769  $1,139,335  $ (6,856)  $19,059    $1,358,162



Balance, December 31, 1997  $3,855   $185,410  $1,167,418  $ (8,757)  $15,864    $1,363,790

Comprehensive income:
  Net income                                      188,530                           188,530
  Other                                                      (4,606)    8,068         3,462

Contributed subsidiary                  4,028       6,348                            10,376

Dividends                                         (20,000)                          (20,000)

Balance, September 30, 1998 $3,855   $189,438  $1,342,296  $(13,363)  $23,932    $1,546,158

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

2.    Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $896 million of consolidated stockholder's equity was unrestricted at September 30, 1998.

3.    Other Income.

Income from affiliates was $14.7 million and $13.9 million for the quarters ended September 30, 1998 and 1997, respectively, and $47.2 million and $40.8 million for the nine months ended September 30, 1998 and 1997, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $18.1 million and $17.8 million for the quarters ended September 30, 1998 and 1997, respectively, and $54.2 million and $47.7 million for the nine months ended September 30, 1998 and 1997, respectively.

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

Effective June 30, 1998, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Reliable Financial Services, Inc. (the "Contributed Subsidiary" or "Reliable"). This capital contribution was accounted for as a merger of interests under common control. Reliable's headquarters are in San Juan, Puerto Rico and its principal business is automobile finance. Reliable had finance receivables outstanding of $293 million at the time of the contribution.



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



<PAGE 11>

                          NORWEST FINANCIAL, INC.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Norwest Financial's performance for the third quarter of 1998 closely paralleled performance for the first nine months of 1998. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

Norwest Financial's total income (revenue) increased 17% for the first nine months ($1,374.8 million in the first nine months of 1998 compared with $1,177.5 million in the first nine months of 1997).

Income from finance charges and interest increased 19% for the first nine months ($1,101.2 million in the first nine months of 1998 compared with $922.7 million in the first nine months of 1997). Income from finance charges and interest increased 5% excluding Fidelity. Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 1998 increased 22% from the first nine months of 1997; average consumer receivables outstanding increased 23% while average commercial receivables outstanding increased 4%. Excluding Fidelity, average finance receivables outstanding in the first nine months of 1998 increased 8% from the first nine months of 1997.

                                       Nine Months Ended September 30,

Rate of charge on finance receivables:       1998            1997

      Consumer                              20.46%          21.02%
      Commercial                            13.88           13.88
      Total                                 20.02           20.46

The increase in income from finance charges and interest was due to growth in average finance receivables outstanding offset somewhat by the decline in the rate of charge. The increase in average finance receivables was due primarily to acquisitions combined with regular business activity.

Insurance premiums and commissions decreased 4% ($99.6 million in the first nine months of 1998 compared with $103.8 million in the first nine months of 1997.) Changes in insurance premiums and commissions generally correspond to changes in average consumer finance loans outstanding not secured by real estate and average credit card receivables outstanding. Average consumer finance loans outstanding not secured by real estate and average credit card receivables outstanding increased 15% in the first nine months of 1998 compared with the first nine months of 1997. This increase was due primarily to the addition of Fidelity. Excluding Fidelity, average consumer finance loans not secured by real estate and credit card receivables remained constant. Insurance premiums and commissions in Fidelity during the first nine months of 1998 were $3.4 million.

<PAGE 12>
                        NORWEST FINANCIAL, INC.

                   Management's Discussion and Analysis
      of Financial Condition and Results of Operations, Continued


Insurance losses and loss expenses increased 8% ($31.9 million in the first nine months of 1998 compared with $29.4 million in the first nine months of 1997).

Other income increased 15% ($174.0 million in the first nine months of 1998 compared with $151.1 million in the first nine months of 1997). The increase is due primarily to an increase in interest and dividends from securities available-for-sale and cash equivalents, income from affiliates and other fee income.

Operating expenses increased 25% ($498.5 million in the first nine months of 1998 compared with $399.8 million in the first nine months of 1997). Excluding Fidelity, operating costs increased 13% in the first nine months of 1998. The increase was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion.

Interest and debt expense increased 24% ($357.8 million in the first nine months of 1998 compared with $287.9 million in the first nine months of 1997). Average total borrowings increased primarily due to the addition of Fidelity. Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first nine months of 1998 increased 22% from the first nine months of 1997.

                                      Nine Months Ended September 30,

Costs of funds:                            1998             1997

      Short-term                           5.64%            5.23%
      Long-term                            6.76             6.84
      Total                                6.44             6.36


Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates increased 21% from the first nine months of 1997.



<PAGE 13>

                            NORWEST FINANCIAL, INC.

                      Management's Discussion and Analysis
          of Financial Condition and Results of Operations, Continued


Provision for credit losses increased 27% ($199.4 million in the first nine months of 1998 compared with $157.2 million in the first nine months of 1997). Net write-offs as a percentage of average net receivables outstanding increased to 2.61% in the first nine months of 1998 compared with 2.50% in the first nine months of 1997. Excluding Fidelity, net write-offs as a percentage of average net receivables were 2.14% in the first nine months of 1998 compared with 2.42% in the first nine months of 1997. Provision for credit losses in the third quarter of 1998 increased 19% compared with the third quarter of 1997 ($68.9 million compared with $57.8 million). Net write-offs as a percentage of average net receivables outstanding were .83% for the third quarter of 1998 and .89% for the third quarter of 1997. Excluding Fidelity, net write-offs as a percentage of average net receivables outstanding were .68% for the third quarter of 1998 compared with .81% in the third quarter of 1997. Management believes the allowance for credit losses at September 30, 1998, and December 31, 1997, is adequate to absorb possible losses in the finance receivables portfolio.

Federal and state income taxes decreased 6% ($98.7 million in the first nine months of 1998 compared with $104.5 million in the first nine months of 1997). The effective tax rate was 34.4% for the first nine months of 1998 and 34.5% for the first nine months of 1997.

The Company and one of its Canadian subsidiaries maintain bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the commercial paper borrowings.
At September 30, 1998, lines of credit and revolving credit agreements totaling $1,477 million were being maintained at 33 unaffiliated banks. None of this credit was in use at the time.

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

The Company has experienced slower internal growth in receivables and a reduction in earned rate as a result of repayments and competitive pressures causing industry loan standards and pricing to fall below levels which management considers prudent. Management now estimates that Norwest Financial's 1998 earnings will be approximately ten percent lower than the amount earned in 1997. Management will continue to maintain its financial discipline and is confident of the Company's long-term growth prospects.

<PAGE 14>

                        NORWEST FINANCIAL, INC.

                  Management's Discussion and Analysis
       of Financial Condition and Results of Operations, Continued


During 1998, Norwest Financial has continued with its company-wide project to prepare Norwest Financial's systems for Year 2000 compliance.
The Year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000.
"Systems" include all firmware, hardware, system and application software, and commercial "off the shelf" software and networks, and embedded technology such as properties/date impacted processors in automated systems such as elevators, telephone systems, security, heating and cooling systems and others. Priority is given to "mission critical" systems. A system is considered "mission critical" if it is vital to the successful continuation of a core business activity.

The implementation of Norwest Financial's Year 2000 readiness project is divided into four principal phases: Phase I requires a comprehensive assessment and inventory of all applicable software, system hardware devices, data and voice communication devices and other embedded technology to determine Year 2000 vulnerability and risk; Phase II requires date detection on systems to determine which systems must be repaired and which systems are compliant and require testing only, determination of the resources and costs, and the development of high level testing plans and schedules for the repair, replacement and/or retirement of systems; Phase III requires repairs, replacement and/or retirement of systems not Year 2000 compliant, and planning the integration testing for those systems that have interfaces with other systems both internal and external to Norwest Financial, such as customers/suppliers; and Phase IV requires integration testing on applicable systems to validate that interfaces are Year 2000 compliant.

Norwest Financial may be impacted by the Year 2000 compliance issues of governmental agencies, business and other entities who provide data to, or receive data from, Norwest Financial, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to Norwest Financial. Norwest Financial's Year 2000 project also includes assessing the Year 2000 readiness of significant customers, borrowers, vendors, business partners, counterparties and governmental entities. In addition to assessing the readiness of these external parties, Norwest Financial is developing contingency plans which will include recovery plans and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact Norwest Financial's ability to perform mission critical functions. These contingency plans are currently being developed and are to be completed in conjunction with Phase IV.

Norwest Financial has substantially completed Phases I and II of its Year 2000 project. It is anticipated that Phase III will be substantially completed for all mission critical systems by December 31, 1998. Phase IV for all mission critical systems is anticipated to be completed by June 30, 1999.

<PAGE 15>

                          NORWEST FINANCIAL, INC.

                    Management's Discussion and Analysis
         of Financial Condition and Results of Operations, Continued


To date, Norwest Financial has incurred charges of $2.4 million related to its Year 2000 project; $1.7 million and $2.4 million total expenditures were incurred in the quarter and nine months ended September 30, 1998, respectively. Norwest Financial currently estimates that its total cost for the Year 2000 project will be $3.2 million. Charges include the cost of internal staff redeployed to the Year 2000 project, as well as external consulting costs and costs of accelerated replacement of hardware and software due to Year 2000 issues. The redeployment of internal staff has not delayed other information technology projects, and thus will not have an impact on the financial condition or results of operations.

The foregoing paragraphs contain a number of forward-looking statements. These statements reflect management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from those estimates.

A number of important factors could cause the actual costs of Year 2000 compliance and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, uncertainties in the costs of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code, and the ability of Norwest Financial's customers, vendors, competitors and counterparties to effectively address the Year 2000 issue.

Notwithstanding Norwest Financial's efforts, there can be no assurance that significant third party vendors or other significant third parties will adequately address their Year 2000 issues. Risks associated with such third parties which are located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses. Failure of the corporation's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of such losses at this time. If Year 2000 issues are not adequately addressed by Norwest Financial and significant third parties, Norwest Financial's business, results of operations and financial position could be materially adversely affected.

<PAGE 16>


                       NORWEST FINANCIAL, INC.

                 Management's Discussion and Analysis
      of Financial Condition and Results of Operations, Concluded


The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and Norwest Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.





<PAGE 17>


                            PART II.  OTHER INFORMATION

                              NORWEST FINANCIAL, INC.


Item 5.  Other Information

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

   Nine Months Ended                      Years Ended December 31,
   September 30, 1998               1997    1996    1995   1994    1993

          1.78                      2.00    2.11    2.13   2.26    2.22

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)      Computation of ratios of earnings to fixed charges for
                  the years ended December 31, 1997, 1996, 1995, 1994
                  and 1993 and the nine months ended September 30, 1998.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                         S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORWEST FINANCIAL, INC.

Date:  November 2, 1998

                                 By  \S\ Eric Torkelson
                                     Eric Torkelson
                                     Vice President and Controller
                                     (Principal Accounting Officer)