Form 10-K
period 1998-12-31
NORWEST FINANCIAL INC
filed 1999-03-22
CIK 708481

                                PART I
Item 1.  Business.

Norwest Financial, Inc. (the "Company") is an Iowa Corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"). On November 2, 1998, Norwest Corporation, the parent of Norwest Financial Services Inc., changed its name to Wells Fargo & Company upon the merger of the former Wells Fargo & Company into a wholly-owned subsidiary of Norwest Corporation. The Parent is now a wholly-owned subsidiary of Wells Fargo & Company ("Wells Fargo"), a $202 billion diversified financial services organization. (Unless the context otherwise requires, any reference to "Norwest Financial" shall include the Company and its subsidiaries.)

Norwest Financial is a leading diversified consumer finance company.
Norwest Financial's consumer finance operations make loans to individuals and purchase sales finance contracts through 916 consumer finance branches in 46 states, Guam, Saipan, Puerto Rico, Argentina and the ten Canadian provinces. Norwest Financial also issues credit cards primarily through two banking subsidiaries. Norwest Financial's automobile finance operations have 231 branches in 33 states and Puerto Rico and specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles. For additional information on the financial results of the Company's segments see note 14 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer business and the consumer business of certain affiliates. Credit property, involuntary unemployment and non-filing insurance are provided as part of Norwest Financial's consumer business. Such business is written, directly or through reinsurance agreements, by the Company's insurance subsidiaries, or it is offered on an agency basis by Norwest Financial. Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than the Company's foreign insurance subsidiaries and insurance subsidiaries that are subsidiaries of the Company's state chartered bank subsidiary) are limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (1) is directly related to an extension of credit by Wells Fargo or any of its subsidiaries, and (2) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower. The Company's casualty insurance subsidiaries are permitted under this Act to underwrite non-filing insurance policies issued to Wells Fargo or any of its subsidiaries. The Company also has insurance subsidiaries which write federally insured multiple peril crop insurance.

Information services are provided to Norwest Financial and other financial services companies by subsidiaries of the Company. The Company also has subsidiaries engaged in the commercial finance business, including lease financing and accounts receivable financing.

In October 1998, two of the Company's automobile finance subsidiaries, Community Credit Co. and Fidelity Acceptance Corporation, acquired $320 million in automobile finance contracts from Sunstar Acceptance Corporation, a division of NationsBank.

Effective February 21, 1997, Norwest Corporation acquired Reliable Financial Services, Inc. ("Reliable"). Norwest Corporation made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of Reliable to the Parent. This capital contribution was accounted for as a merger of interests under common control. Effective
June 30, 1998, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Reliable. This capital contribution was accounted for as a merger of interests under common control. Reliable's headquarters are in San Juan, Puerto Rico and its principal business is automobile finance. Reliable had finance receivables outstanding of $293 million at the time of the contribution.

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

Effective January 7, 1998, the Company, through its wholly-owned subsidiary, Finvercon USA, Inc. acquired Finvercon S.A. Compania Financiera ("Finvercon"). The acquisition was accounted for as a purchase. Funding necessary for this acquisition was provided to Finvercon USA, Inc. by the Company. Finvercon is engaged in consumer finance operations from its office in Buenos Aires, Argentina and had receivables outstanding of $33 million at the time of acquisition.

Effective August 31, 1997, Norwest Corporation, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided via a term loan to FAHI by the Company. Effective September 2, 1997, Norwest Corporation made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for as a merger of interests under common control. The principal business of Fidelity Acceptance Corporation and its subsidiaries ("Fidelity") is purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles. Fidelity operated 147 branch offices in 31 states and Guam and had approximately $1.1 billion in finance receivables outstanding at the time of the contribution.

Effective May 4, 1995, Norwest Corporation purchased Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, with 130 branch offices located in Puerto Rico, the U.S. Virgin Islands, Netherlands Antilles, Panama, Aruba, and Costa Rica. Island Finance's principal business is making direct loans to individuals. Although Island Finance is not included in the Company's financial results, the Company manages Island Finance and had term loans of $389 million at December 31, 1998 with Island Finance Puerto Rico, Inc., one of the companies in the Island Finance group. In conjunction with the Island Finance acquisition, the Company also acquired the net assets of seven offices in Puerto Rico which are engaged in purchasing sales finance contracts. The acquisition of the net assets of those offices was accounted for as a purchase.

Effective January 1, 1995, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Community Credit Co. and Dial National Bank. These capital contributions to the Company have been accounted for as a merger of interests under common control. Community Credit Co. and its subsidiaries ("Community Credit") are primarily engaged in automobile finance and had 55 branch offices and assets of $213.6 million at January 1, 1995. Net earnings in 1994 were $6.3 million. Dial National Bank is primarily engaged in the credit card business and had assets of $112.2 million at January 1, 1995 and net earnings of $4.0 million for the year ended December 31, 1994.

The common stock of one of the Company's consumer finance subsidiaries was transferred by way of a non-cash dividend to the Parent on November 1, 1994. This subsidiary had assets totaling $147.1 million and 39 branch offices at the time of the transfer.

                             CONSUMER OPERATIONS

At December 31, 1998, consumer receivables accounted for 93% of Norwest Financial's total finance receivables outstanding. The amount and type of consumer receivables outstanding are shown below:


                    Consumer Receivables Outstanding

(In Thousands)

United States consumer finance:
    Loans secured by real estate                         $1,889,410
    Loans not secured by real estate                      1,124,381

       Total loans                                        3,013,791

    Sales finance contracts                               1,191,675
    Credit cards                                            489,131

       Total United States consumer finance               4,694,597

Canadian consumer finance:
     Loans secured by real estate                            67,425
     Loans not secured by real estate                       390,612

       Total loans                                          458,037

     Sales finance contracts                                474,924
     Credit cards                                             7,608

       Total Canadian consumer finance                      940,569

Automobile finance                                        1,981,816

Finvercon                                                    83,936

       Total consumer receivables                        $7,700,918

                              Geography


At December 31, 1998, Norwest Financial had consumer finance branch offices in 46 states, Guam, Saipan, Puerto Rico, Argentina, and the ten Canadian provinces and automobile finance branch offices in 33 states and Puerto Rico. The number of branch offices and percentage of receivables for consumer finance and for automobile finance at December 31, 1998, are shown below:


Consumer Finance Number of Branch Offices and Percent of Receivables


                      Percent of                                  Percent of
                       Consumer                                    Consumer
            Branch     Finance                        Branch        Finance
Location    Offices   Receivables   Location          Offices     Receivables

Alaska          6        .9%        Oregon               13           1.2%
Arizona        17        1.5        Pennsylvania         26           3.1
California     79        7.9        Puerto Rico           7            .6
Colorado       14        1.5        Rhode Island          4            .5
Connecticut     3         .3        Saipan                1            .1
Delaware        2         .1        South Carolina       22           2.5
Florida        42        4.6        South Dakota          3            .2
Georgia        21        2.4        Tennessee            25           2.6
Guam            3         .7        Texas                48           4.2
Hawaii         12        1.1        Utah                 13           1.3
Idaho          13        1.0        Virginia             10           1.0
Illinois       26        2.6        Washington           21           2.4
Indiana        16        1.3        West  Virginia        6            .7
Iowa           15        1.5        Wisconsin            14           1.0
Kansas          7         .7        Wyoming               4            .3
Kentucky       18        1.6
Louisiana      30        2.6          Total  U.S.       768          79.7%
Maine           2         .1
Maryland       20        3.1        Alberta              10           1.5%
Massachusetts  11        1.4        British Columbia     19           2.5
Michigan        5         .3        Manitoba              4            .7
Minnesota      12        1.2        New  Brunswick       12            .9
Mississippi    17        1.6        Newfoundland         15           1.0
Missouri       26        2.7        Nova  Scotia         17           1.6
Montana         7         .8        Ontario              43           7.0
Nebraska       10        1.0        Prince Edward Island  2            .2
Nevada         12        1.2        Quebec               21           2.8
New Jersey      8         .9        Saskatchewan          4            .5
New Mexico     20        1.6
New York       13        2.1          Total  Canada     147          18.7%
North Carolina 16        2.5
North Dakota    6         .5        Argentina             1           1.6%
Ohio           28        3.4
Oklahoma       14        1.3          Total Consumer
                                        Finance         916         100.0%

Automobile Finance Number of Branch Offices and Percent of Receivables


                      Percent of                                  Percent of
                      Automobile                                  Automobile
             Branch     Finance                         Branch      Finance
Location     Offices  Receivables   Location            Offices   Receivables

Alabama         6        1.8%       Mississippi            6          2.8%
Arizona         9        4.2        Missouri               8          3.3
California     31       15.4        Nebraska               2           .5
Colorado        9        2.6        Nevada                 4          1.4
Delaware        1         .6        New  Jersey            2           .7
Florida         4         2.2       New  Mexico            2           .3
Georgia        13         3.2       Ohio                  18          6.1
Hawaii          1          .5       Oklahoma               3           .9
Idaho           1          .1       Oregon                 2           .4
Illinois       17         6.8       Pennsylvania           4           .9
Indiana         9         2.7       Puerto Rico            3         17.6
Iowa            1          .1       South Carolina         2           .5
Kansas          6         2.2       Tennessee              8          2.5
Kentucky        5         2.0       Texas                 10          3.1
Louisiana       4         1.8       Utah                   3          1.0
Michigan        1         1.1       Washington             4          1.2
Minnesota      21         5.6       Wisconsin             11          3.9

                                      Total Automobile
                                        Finance          231        100.0%

                            Growth and Volume


United States and Canadian Consumer Finance
The following tables present the growth and volume of United States ("U.S.") and Canadian consumer finance loans and sales finance contracts for the five years ended December 31, 1998 (United States and Canadian consumer finance are combined in the charts below since their portfolios are similar.)


     Consumer Finance Receivables and Number of Accounts Outstanding

                         Net                             Average
         December      Receivables        Number         Balance
            31,       (in thousands)   of Accounts     per Account

           1998        $5,138,427       3,175,000        $1,618
           1997         4,783,471       2,447,000         1,955
           1996         4,770,519       2,539,000         1,879
           1995         4,562,392       2,506,000         1,821
           1994         4,153,594       2,311,000         1,797


                       Consumer Finance Volume

                                              Sales Finance
                 Loans Made      Number of      Contracts      Number of
Years Ended and Acquired Loans Made Purchased Contracts December 31, (in thousands)* and Acquired (in thousands) Purchased

  1998           $2,936,879        872,000      $2,026,970     1,902,000
  1997            2,812,670        956,000       1,893,546     1,830,000
  1996            2,859,161      1,025,000       1,977,983     1,918,000
  1995            2,673,104      1,013,000       1,951,718     1,905,000
  1994            2,729,095      1,051,000       1,825,917     1,825,000


*  Includes balances renewed of $825,982,000; $812,052,000;
   $840,256,000; $766,552,000; and $759,775,000 for the years
   1998 through 1994, respectively.

Norwest Financial markets VISA and MasterCard credit cards to certain of its customers through its United States consumer finance branch offices. These credit cards are issued by Dial Bank, the Company's state chartered bank subsidiary located in Sioux Falls, South Dakota. Dial Bank had 260,000 accounts at December 31, 1998; credit card receivables outstanding were $277.6 million.

Dial National Bank is a federally-chartered bank located in Des Moines, Iowa. The bank issues private label credit cards and dual-line Co-Branded MasterCard credit cards for several national companies. The dual-line credit card serves as a private label credit card for use at any of the Co-Branders' retail locations, as well as a traditional MasterCard credit card for use at locations around the world. Dial National Bank had 191,000 accounts at December 31, 1998; credit card receivables outstanding were $211.5 million.

Automobile Finance
The following tables present the growth and volume of Norwest Financial's automobile finance receivables for the four years ended December 31, 1998. (Only four years of information is shown for automobile finance. This operation consists of Community Credit which was contributed by the Parent effective January 1, 1995, Fidelity which was contributed by the Parent effective September 2, 1997, and Reliable which was contributed by the Parent effective June 30, 1998.):

    Automobile Finance Receivables and Number of Accounts Outstanding

                            Net                         Average
         December       Receivables        Number       Balance
            31,        (in thousands)    of Accounts  per Account

          1998           $1,981,816        235,000      $8,433
          1997            1,442,614        182,000       7,926
          1996              306,537         40,000       7,663
          1995              240,322         35,000       6,866


                            Automobile Finance Volume

                                 Net Receivables        Number of
               Years Ended      Made and Acquired     Accounts Made
               December 31,      (in thousands)*      and Acquired

                  1998             $1,215,906            134,000
                  1997                553,526             60,000
                  1996                267,175             30,000
                  1995                231,630             30,000

*  Includes balances renewed of $64,061,000; $38,155,000; $33,794,000;
   and $28,244,000 for the years 1998 through 1995, respectively.


                                 Regulation


U.S. Consumer Finance, Canadian Consumer Finance, Automobile Finance
Norwest Financial's consumer finance and automobile finance operations in the United States are, for the most part, regulated by consumer finance laws or similar legislation in each of the states or other jurisdictions where Norwest Financial has branch offices. Although consumer finance laws have been in effect many years, amending and new legislation is frequently enacted. In those states which have enacted legislation in recent years that affects the maximum permitted amount of loan and maximum allowable rate of charge, the trend has been to increase such amounts and rates of charge or to deregulate the same altogether. With respect to the foregoing, Norwest Financial's consumer lending operations in Canada are, for the most part, essentially unregulated.

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

United States and Canadian Consumer Finance
Loans are generally repayable in monthly instalments and are made for periods of 180 months or less. Sales finance contracts may be either open-end (revolving) or closed-end. An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases. A closed-end sales finance contract covers only a single purchase. At
December 31, 1998, 73% of sales finance receivables in the consumer finance operations were open-end. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts may be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account. Closed-end sales finance contracts are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

In many cases loans are secured by liens on household goods, other personal property or real estate. Of the total loans made during 1998, approximately 92% of the amount and 88% of the number were secured by security agreements or other forms of security. The decision to record a lien or to appraise or examine the title to collateral depends upon the size of loan and the type of collateral. As an alternative to recording liens on personal property securing certain loans, Norwest Financial purchases non-filing insurance, the cost of which is borne by the borrowers. Generally, Norwest Financial initiates legal proceedings on its loans, including foreclosure on collateral, only when it appears that a recovery is likely which will justify the cost of bringing suit.

Generally, Norwest Financial carries only one loan with a borrower at any one time. When a borrower wishes to obtain additional money from Norwest Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower's credit is satisfactory. Of the total amount of loans made during 1998, 62.1% represented funds lent to borrowers who requested additional money while still owing Norwest Financial. In the years 1997 through 1994, this figure was 61.7%, 64.6%, 64.6% and 63.5%, respectively.
In 1998, of the 872,000 loans made by Norwest Financial's consumer finance operations, 357,000 were to borrowers who requested additional money while still owing a balance to Norwest Financial. The average amount of additional money lent to such borrowers was $2,677; the average amount of the old balance was $2,311. Norwest Financial's policy is that loans are not made to present customers to cure a default in principal or interest.

For consumer finance branch offices, sales finance contracts are the primary source of new customers for direct loans; of new loans made in 1998, 62.1% were to current or former sales finance customers.

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

Income before income taxes from the underwriting (as principal), or the sale (as agent), of insurance for the years 1998 through 1994, was $66,519,000; $77,406,000; $81,255,000; $74,071,000, and $68,616,000, respectively for
U.S. and Canadian consumer finance.

Automobile Finance
Loans are generally repayable in monthly instalments and are made for periods of 60 months or less. Sales finance contracts are all closed-end. These contracts are repayable in equal monthly instalments and generally have maturities of 60 months or less.

In most cases, receivables are secured by automobiles. Of the total receivable volume in 1998, approximately 99% of the amount and 98% of the number were secured by security agreements or other forms of security. Norwest Financial initiates legal proceedings on its receivables, including repossessions of collateral, when it appears that a recovery is likely which will justify the cost of bringing suit.

Credit insurance operations also have a close relationship with automobile finance operations, see the discussion of insurance included above. Income before income taxes from the underwriting (as principal),or the sale (as agent), of insurance for the years 1998 through 1995, was $3,183,000; $1,668,000; $786,000, and $694,000, respectively, for automobile finance.


                               Loss Experience

All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, consumer finance receivables in the United States are generally written off if no payment is applied during the three month period immediately preceding the balance sheet date and the receivables are 90 days or more contractually delinquent. Automobile finance receivables are written off when the receivable is 150 days or more contractually delinquent. All other consumer receivables are written off when the receivable is 180 days or more contractually delinquent. The Company has an established process to determine the adequacy of the allowance for credit losses which assesses the risk and losses inherent in its portfolio. The determination of the allowance for the consumer portfolios is conducted at an aggregate or pooled level. The risk assessment process emphasizes the development of forecasting models, which focus on recent delinquency and loss trends in different portfolio segments to project relevant risk metrics over an intermediate-term horizon.
The analysis is updated to capture the most recent behavioral characteristics of the portfolios, as well as any changes in management's loss mitigation strategies in order to reduce the differences between estimated and observed losses. An allowance that approximates one year of projected net losses is provided as the baseline allocation for most homogeneous portfolios, to which management adds certain adjustments to ensure that a prudent amount of conservatism is present in the specific assumptions underlying the forecast.

During the fourth quarter of 1998, the Company reviewed its policies involving the write off of receivables that are a predetermined number of days delinquent. As a result of the review, the Company made several changes in its policies to reflect current trends and expectations. The changes resulted in additional consumer write-offs of $37.4 million.

Write-offs after recoveries, as a percent of average consumer receivables, including the additional write-offs were 4.26% in 1998. Excluding the additional write-offs, the net write-off percent was 3.72%. The net write-off percentages were 3.87%, 3.55%, 2.66%, and 2.24% in 1997 through 1994, respectively. The increases in 1998 and 1997 were due primarily to the addition of Fidelity. The increases in the net write-off percentages in 1996 and 1995 were due primarily to increased net write-offs in U.S. consumer finance portfolio.

Information concerning consumer loss experience and allowance for credit losses is shown below:

(In Thousands)                          Years Ended December 31,
                           1998        1997       1996       1995       1994
Allowance, beginning
  of year                $291,450    $162,983   $152,108   $126,802   $114,876

Write-offs:
  Loans                  (167,301)   (144,711)  (122,703)   (96,278)   (77,751)
  Sales finance          (156,111)    (90,515)   (61,184)   (37,118)   (23,920)
 Credit cards             (22,294)    (21,901)   (23,903)   (11,570)    (5,925)
   Total write-offs      (345,706)   (257,127)  (207,790)  (144,966)  (107,596)

Recoveries:
  Loans                    28,912      21,257     13,370     12,058     12,257
  Sales finance            15,688       8,525      4,233      2,997      2,528
  Credit cards              3,137       2,481      1,458        852        470
    Total recoveries       47,737      32,263     19,061     15,907     15,255

Provision for credit
  losses charged to
  expense                 299,597     232,818    195,952    143,467    107,931

Allowance related to
  receivables acquired,
  contributed or
  (transferred) - net      48,790     120,513      3,652     10,898     (3,664)

Allowance, end of year:
  Loans                   163,256     135,776     87,046     82,443     77,756
  Sales finance           155,678     136,004     62,167     54,365     40,696
  Credit cards             22,934      19,670     13,770     15,300      8,350
    Total allowance      $341,868    $291,450   $162,983   $152,108   $126,802

Ending receivables as
  a percent of total
  consumer receivables:
    Loans                      53%         59%       62%         61%        68%
    Sales finance              40          35        31          29         28
    Credit cards                7           6         7          10          4
                              100%       100%       100%        100%       100%

Allowance as a percent of
  ending receivables         4.44%      4.38%      2.99%       2.86%      2.92%

Write-offs after recoveries
  as a percent of average
  consumer receivables       4.26%      3.87%      3.55%       2.66%      2.24%

Consumer receivables
  outstanding more
  than three payments
  contractually
  delinquent             $158,026   $127,622    $123,961   $101,693    $77,233


Non-accrual automobile finance receivables were $26,197,000 at December 31, 1998.

                            OTHER OPERATIONS
Other operations consist of commercial finance operations, information services, other insurance operations and Finvercon.


                     Commercial Finance Operations

At December 31, 1998, commercial finance receivables accounted for 7% of Norwest Financial's total finance receivables outstanding. The following table presents Norwest Financial's commercial finance receivables outstanding for the five years ended December 31, 1998:


Commercial Finance Receivables Outstanding

(Dollars In Thousands)

                                 Commercial             Percentage
                                  Finance           Increase (Decrease)
               December 31,      Receivables        From Previous Year

                 1998             $569,309                  22%
                 1997              465,601                  (6)
                 1996              494,104                  (3)
                 1995              507,480                   1
                 1994              500,270                  (2)



                               Loss Experience

The allowance for losses on commercial finance receivables is based on loss experience in relation to commercial finance receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, receivables are generally written off when the receivable is 180 days or more contractually delinquent.

Information concerning commercial loss experience and allowance for credit losses is shown below:

                                 Years Ended December 31,
(In Thousands)           1998         1997      1996       1995       1994

Allowance, beginning
  of year               $6,350       $6,150    $6,510     $9,150    $10,250

Write-offs              (4,627)      (4,313)   (4,081)    (3,967)    (3,287)

Recoveries               1,716        1,454     1,193      1,476      1,248

Provision for credit
  losses charged
  (credited) to expense  4,677        3,059     2,528       (149)       939

Allowance related to
  receivables acquired,
  contributed or
  (transferred) - net    1,000

Allowance, end of year  $9,116       $6,350    $6,150     $6,510     $9,150

Allowance as a percent
  of ending commercial
  finance receivables     1.60%        1.36%     1.24%      1.28%      1.83%

Write-offs after recoveries
 as a percent of average
 commercial finance
 receivables               .57%         .61%       .59%      .50%       .43%


Non-accrual commercial receivables totaled $6,332,000; $4,121,000; $3,189,000; $3,299,000; and $2,606,000 at December 31, 1998 through 1994, respectively.
During 1998, the finance charges and interest that would have been recorded had non-accrual receivables been current in accordance with their original terms would have been $272,000. The amount of finance charges and interest actually recorded on these receivables during 1998 totaled $225,000.

Commercial receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest totaled $378,000; $771,000; $916,000; $1,025,000; and $1,202,000 at December 31, 1998
through 1994, respectively.


Norwest Financial Leasing, Inc.
Norwest Financial Leasing, Inc. ("NFLI") is headquartered in Des Moines, Iowa and also has business production offices in Riverside, California and Charlotte, North Carolina. NFLI specializes in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment. The cost of this equipment generally ranges from $2,000 to above $200,000. Finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.

Generally, an end-user will enter into a lease or rental agreement with a vendor. After approving credit, NFLI purchases the contract from the vendor and collects the lease payments from the end-user. Billing is often done in the vendor's name, as are any customer service functions that might become necessary in connection with the lease or rental agreement (thus providing the vendor with a "private label" financing service). In some instances, NFLI purchases the equipment and leases it to the end-user, with billing and other customer contacts being done in the name of NFLI. Leases and other commercial finance receivables acquired by NFLI generally provide for equal monthly payments and normally have an initial term of 60 months or less.


Norwest Financial Business Credit, Inc.
Norwest Financial Business Credit, Inc. provides custom designed financing programs to target the financing and marketing needs of retailers of consumer goods and services. These relationships are structured as a loan to the retailer, using accounts receivable generated as a result of retail sales as security. Consumer credit approvals, billing, payment processing, and collections of the receivables securing the loan are conducted largely in the retailers' names to provide a private label service.


Norwest Financial Preferred Capital, Inc.
Norwest Financial Preferred Capital, Inc. provides financing via secured lines of credit to commercial entities which in turn provide financing to their customers. The business of these commercial entities is similar in nature to that of Norwest Financial. This type of lending is often referred to as rediscounting.


                      Other Insurance Operations

One of the Company's foreign insurance subsidiaries reinsures credit life and disability insurance written by a non-affiliated company. Income (loss) before income taxes from these operations for the years 1998 through 1994 was $16,928,000; $15,790,000; $16,311,000; $9,149,000; and ($2,000),
respectively. In addition, the Company has insurance subsidiaries which are licensed to write federally insured multiple peril crop insurance throughout the United States. Multiple peril crop insurance is a federally regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield from substantially all natural perils to growing crops. Insurance premiums and commissions on multiple peril crop insurance for the years 1998 through 1994 were $145,138,000; $94,539,000; $41,841,000; $13,140,000; and $12,510,000,
respectively. In addition, claim expense and underwriting expense for the years 1998 through 1994 were $133,445,000; $85,891,000; $36,436,000;
$7,987,000; and $8,706,000, respectively.


                                   Finvercon

In January 1998, the Company acquired Finvercon, a consumer lender based in Buenos Aires, Argentina, which provided an entry into the South American market. Finvercon markets small loans to members of labor associations. Finvercon had 37,000 accounts outstanding at December 31, 1998; consumer receivables outstanding were $83.9 million.


                         Information Services Operations

Norwest Financial Information Services Group, Inc. ("NFISG") has developed and installed an on-line real-time information processing and communications system called SWIFT, which connects, over leased telecommunication facilities, equipment located in branch offices to computer centers at the Company's principal executive offices to process loans and payments, write checks, and perform bookkeeping functions. The system provides information services to consumer branch offices of Norwest Financial. In addition, as of December 31, 1998, NFISG had contracts to supply information services to 21 other finance companies. On that date, approximately 2,500 branch offices were being served and 5.3 million accounts were being maintained on the system.

NFISG developed an enhancement to the system called SUPREME which replaced the paper ledger card with video display units. SUPREME provides greater efficiencies and enhanced customer service by adding a number of new capabilities to the existing system. For example, delinquency lists, daily collection work lists, solicitation lists, automated advertising, complete application processing including retrieval of credit bureau reports, and company-wide access of account records are a few of the automated features provided by SUPREME. Eighteen subscribing companies were utilizing SUPREME at December 31, 1998. Norwest Financial has installed SUPREME in all of its consumer and automobile finance branch offices in the United States and Canada. Overall, 5.2 million accounts in approximately 2,400 locations were being maintained on SUPREME at December 31, 1998.

NFISG is developing a new system called SAPPHIRE which will replace all of NFISG's current system product offerings. The new system design uses leading edge technology to incorporate state-of-the-art support for virtually every facet of the consumer financial services industry. Norwest Financial plans to install SAPPHIRE in its branches beginning in 2000. The system will be made available to other companies in 2000.

NFISG continues to offer such services for sale, although there can be no assurance of future sales, or that existing contracts will be renewed upon expiration. A discussion of the Year 2000 issue is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                         ASSETS UNDER MANAGEMENT


Island Finance
Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, was acquired by Norwest Corporation in May 1995. Norwest Financial manages Island Finance. Island Finance provides direct loans to individuals through 141 consumer finance offices located in Puerto Rico, the U.S. Virgin Islands, Netherlands Antilles, Panama, Aruba, and Costa Rica. Receivables outstanding on December 31, 1998, totaled $890 million.

Island Finance's financial results and receivables are not included in the Company's statements of consolidated earnings or consolidated balance sheets, however, Norwest Financial provides a portion of the funding for Island Finance. At December 31, 1998, Norwest Financial had term loans of $389 million with Island Finance Puerto Rico, Inc. ("IFPR"), one of the companies in the Island Finance group. The loans have a weighted average interest rate of 8.89% and mature in 2000 and 2002. IFPR is also an issuer of commercial paper in the United States. At December 31, 1998, IFPR's commercial paper outstanding totaled $678.4 million. Other entities in the Island Finance group obtain funding by borrowing from commercial banks and other affiliates.

In conjunction with the Island Finance acquisition, the Company also purchased seven offices in Puerto Rico which are engaged in purchasing sales finance contracts.

                                 SOURCES OF FUNDS

Norwest Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates. Fixed rate borrowings with original maturities of more than one year comprise 63% of the Company's total indebtedness at December 31, 1998. The remaining 37% includes commercial paper with maturities of nine months or less (32%) and short-term debt to affiliates and other short-term debt (5%).

The effective interest rate on commercial paper debt is higher that the stated rates due to commitment fees paid in connection with Norwest Financial's bank credit agreements (lines of credit and revolving credit agreements). These agreements provide an alternative source of liquidity to support the Company's commercial paper borrowings.

The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 1998 through 1994 without commitment fees relating to bank credit agreements were 6.40%, 6.37%, 6.44%, 6.74%, and 6.22%, respectively. The corresponding figures including commitment fees were 6.41%, 6.39%, 6.46%, 6.76%, and 6.25%, respectively. Norwest Financial has obtained and continues to obtain, at prevailing rates, funds sufficient to conduct its business.

                                  Years Ended December 31,
(Dollars in Thousands)          1998        1997        1996       1995          1994
Bank credit agreements
 at December 31              $1,821,297  $1,322,413  $1,327,680  $1,456,633  $1,147,700
Number of banks participating
 in the credit agreements            32          33          33          38          34
Daily average outstanding:
 Commercial paper            $2,099,977  $1,817,534  $1,713,937  $1,523,898  $1,180,649
  Less excess funds
  investments                    34,561      33,833      18,884      41,331      26,097
  Net average commercial
   paper outstanding         $2,065,416  $1,783,701  $1,695,053  $1,482,567  $1,154,552
Ratio of bank credit
 agreements to above                 88%         74%         78%         98%         99%


See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company's outstanding long-term debt at December 31, 1998 and 1997.

                   RATIOS OF EARNINGS TO FIXED CHARGES
The following table sets forth the ratios of earnings to fixed charges of Norwest Financial for the periods indicated:

                         Years Ended December 31,

               1998      1997      1996       1995      1994

               1.72      2.00      2.11       2.13      2.26

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


                            EMPLOYEE RELATIONS

As of December 31, 1998, the Company and its subsidiaries employed approximately 8,500 persons. Management believes its employee relations are excellent.


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

Item 3.  Legal Proceedings.

Norwest Financial is a defendant in various matters of litigation generally incidental to its business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussion with counsel, that any ultimate liability will not materially affect the financial position and results of operations of the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted in accordance with General Instructions I(2) (c).

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


All of the outstanding common stock (1,000 shares) of the Company is and was, at all times during 1998 and 1997, owned beneficially and of record by a single stockholder, the Parent.


The aggregate amount of dividends paid by the Company on its common stock each quarter during 1998 and 1997 was as follows:


          (In Thousands)            1998      1997
          First quarter            $         $1,729
          Second quarter
          Third quarter           20,000
          Fourth quarter          30,000     60,000

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $915 million of consolidated stockholder's equity was unrestricted at December 31, 1998.

Item 6.  Selected Financial Data.

                             Years Ended December 31,

(In Thousands)       1998        1997         1996         1995        1994
Total income     $2,005,765   $1,728,796   $1,582,993   $1,427,345   $1,183,991
Interest and
  debt expense      485,784      401,736      372,859      359,079      259,605
Provision for
  credit losses     304,274      235,877      198,480      143,318      108,870
Net income          238,604      269,450      276,331      267,941      223,340


                                   December 31,

(In Thousands)       1998         1997         1996        1995         1994

Total assets    $10,516,207   $9,321,924   $7,760,845   $7,539,259   $6,124,742
Long-term debt    5,272,818    5,221,413    4,132,894    4,081,531    3,092,623


                             NORWEST FINANCIAL, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Norwest Financial's total income (revenue) increased 16% in 1998 and 9% in 1997 ($2,005.8 million in 1998 compared with $1,728.8 million in 1997 and $1,583.0 million in 1996). Total income increased 8% and 4% in 1998 and 1997, respectively excluding Fidelity.

Income from finance charges and interest increased 17% in 1998 and 6% in 1997 ($1,498.7 million in 1998 compared with $1,282.6 million in 1997 and $1,208.8 million in 1996). Income from finance charges and interest increased 6% in 1998 and remained unchanged in 1997 excluding Fidelity. Changes in income from finance charges and interest result primarily from
(1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.


Increase (decrease) in average
  finance receivables outstanding:       1998      1997      1996
    U.S. consumer finance                  0%       (1)%        8%
   Canadian consumer finance              36        17         11
   Automobile finance                    136       156         29
   Other                                  22        (2)         2
     Total                                20         8          9


Rate of charge on finance receivables:   1998      1997      1996
   U.S consumer finance                 19.63%    20.29%    20.54%
   Canadian consumer finance            25.13     25.79     27.22
   Automobile finance                   20.02     20.57     20.03
   Other                                14.49     13.76     14.73
     Total                              19.97     20.42     20.69

The increases in income from finance charges and interest in both 1998 and 1997 were due primarily to growth in average receivables outstanding.
This was offset in part by the decline in the rate of charge. Growth in average receivables for all segments in 1998, 1997, and 1996 was due primarily to various acquisitions combined with regular business activity.
The majority of the increase in Canadian consumer finance average receivables in 1998 was due to the acquisition of TEAC and NRCS, effective April 21, 1998. The majority of the increase in automobile finance average receivables in 1998 and 1997 was due to the acquisition of Fidelity, effective August 31, 1997, along with a capital contribution by the Parent to the Company, of the issued and outstanding shares of capital stock of Reliable, effective
June 30, 1998. The majority of the increase in other average receivables in 1998 was due to significant receivable growth of Norwest Financial Preferred Capital, Inc., a subsidiary of the Company which began rediscounting to commercial entities in 1997. Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions increased 20% in 1998 and 28% in 1997 ($280.2 million in 1998 compared with $232.9 million in 1997 and $182.3 million in 1996). The increases were due to increases in insurance premiums and commissions on multiple peril crop insurance. Insurance losses and loss expenses increased 41% in 1998 and 74% in 1997 ($177.2 million in 1998 compared to $125.8 million in 1997 and $72.3 million in 1996.) The increases were due primarily to increased insurance losses and loss expenses on multiple peril crop insurance. Multiple peril crop insurance is a government-sponsored program. The Company's profit or loss from its multiple peril crop insurance is determined after the crop season ends on the basis of a profit sharing formula established by law and the Risk Management Agency, a division of the United Stated Department of Agriculture. The profit or loss on multiple peril crop insurance is primarily recognized in the third and fourth quarters of the calendar year. During the past several years the Company has been increasing the amount of multiple peril crop insurance premiums retained. Insurance premiums and commissions on multiple peril crop insurance were $145.1 million in 1998, $94.5 million in 1997, and $41.8 million in 1996. Insurance losses and loss expenses on multiple peril crop insurance were $133.4 million in 1998, $85.9 million in 1997, and $36.4 million in 1996.

Other income increased 6% in 1998 and 11% in 1997 ($226.9 million in 1998 compared with $213.3 million in 1997 and $191.9 million in 1996). The increase in 1998 was due primarily to increases in investment income, income from affiliates, income generated from the origination and sale of certain loans, and gains from the sale of branches and other assets partially offset by a reduction in net gains on the sale of marketable securities. In 1997 the increase was due to increases in net gains on the sale of marketable securities combined with increases in investment income and income from affiliates. Income from affiliates was $63.2 million in 1998, $58.2 million in 1997, and $54.4 million in 1996. The increase in income from affiliates corresponds with the increase in average notes receivable - affiliates combined with increased management fees charged to affiliates. Investment income was $73.6 million in 1998, $65.5 million in 1997, and $52.8 million in 1996. The increases were due primarily to increases in average investments. Net gains on the sale of marketable securities were $5.0 million in 1998, $16.9 million in 1997, and $9.3 million in 1996.

Operating expenses increased 23% in 1998 and 7% in 1997 ($678.2 million in 1998 compared with $551.8 million in 1997 and $514.9 million in 1996). A breakdown of operating expenses between salaries and benefits and all other operating expenses is shown below:

                                     1998        1997         1996
Salaries and benefits              $390,263    $323,361     $307,234
All other operating expenses        287,934     228,468      207,656

    Total                          $678,197    $551,829     $514,890

The increase in operating expenses was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion including the addition of Fidelity in 1997 and other acquisitions in 1998.

Interest and debt expense increased 21% in 1998 and 8% in 1997 ($485.8 million in 1998 compared with $401.7 million in 1997 and $372.9 million in 1996). Changes in interest and debt expense result primarily from
(1) change in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.

Increase in average debt outstanding:       1998      1997
    Short-term                               19%       10%
    Long-term                                18        10
    Total                                    19        10

Cost of funds:                 1998         1997      1996
    Short-term                 5.59%        5.30%     5.36%
    Long-term                  6.74         6.83      6.90
    Total                      6.40         6.37      6.44


Changes in average debt outstanding result primarily from the change in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and average notes receivable - affiliates combined increased 18% in 1998 and 9% in 1997.

Provision for credit losses increased 29% in 1998 and 19% in 1997 ($304.3 million in 1998 compared with $235.9 million in 1997 and $198.5 million in 1996). During the fourth quarter of 1998 the Company reviewed its policies involving the write-off of receivables that are a predetermined number of days delinquent. As a result of the review, the Company made several changes in its policies to reflect current trends and expectations. The changes resulted in additional consumer write-offs of $37.4 million. Excluding the additional fourth quarter write-offs, provision for credit losses increased 13% in 1998. Increases in average finance receivables outstanding contributed to the increase in the provision for credit losses. Average finance receivables increased 20% in 1998 and 8% in 1997. Net write-offs as a percentage of average net receivables outstanding were 4.01% in 1998 compared with 3.63% in 1997 and 3.30% in 1996. Excluding the additional fourth quarter write-offs, net write-offs as a percentage of average net receivables were 3.51% in 1998. At December 31, 1998, the Company had an allowance for credit losses of $351.0 million (4.24% of receivables) compared with $297.8 million (4.19% of receivables) at December 31, 1997 and $169.1 million (2.84% of receivables) at December 31, 1996. During 1998 the provision for credit losses exceeded net write-offs by $3.4 million. In addition, $49.8 million in allowance for credit losses related to receivables acquired or contributed accounted for the remainder of the increase in the allowance for credit losses. During 1997 the provision for credit losses exceeded net write-offs by $8.2 million. In addition, $120.5 million in allowance for credit losses related to receivables acquired or contributed accounted for the remainder of the increase in the allowance for credit losses. There were no material changes in estimation methods and assumptions during 1998 and 1997. Management believes the allowance for credit losses at December 31, 1998, is adequate to absorb expected losses in the finance receivables portfolio.

Income taxes decreased 16% in 1998 and 3% in 1997. Earnings before income taxes decreased 13% in 1998 and 3% in 1997. The effective tax rates were 33.8% in 1998, 34.8% in 1997, and 34.9% in 1996.

Borrowings constitute the largest part of Norwest Financial's capitalization. At December 31, 1998, 84% of the Company's capital had been obtained from borrowings and 16% from stockholder's equity. Sixty-three percent of Norwest Financial's borrowings was in fixed-rate term borrowings with original maturities of more than one year. The remaining 37% includes commercial paper with maturities of nine months or less (32%) and short-term debt to affiliates and other short-term debt (5%). At December 31, 1997, short-term borrowings comprised 30% of total borrowings. This consisted of commercial paper with maturities of nine months or less (22%) and short-term debt to affiliates and other short-term debt (8%). Short-term borrowings as a percent of total borrowings averaged 30% in 1998 and 1997.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At December 31, 1998, lines of credit and revolving credit agreements totaling $1,821 million were being maintained at 32 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Dial Bank and Dial National Bank, have access to federal funds borrowings. At December 31, 1998, federal funds availability at the two banks was $400 million.

The Company and a Canadian subsidiary obtain long-term debt capital primarily from the issuance of debt securities to the public through underwriters on a firm-commitment basis and the issuance of debt securities to institutional investors. The Company and a Canadian subsidiary also obtain long-term debt from the issuance of medium-term notes (which have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal).

The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Norwest Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest on Norwest Financial's finance receivables.

During 1998, Norwest Financial continued with its company-wide project to prepare Norwest Financial's systems for Year 2000 compliance. The Year
2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. "Systems" include all hardware, networks, system and application software, and commercial "off the shelf" software, and embedded technology such as properties/date impacted processors in automated systems such as elevators, telephone systems, security, heating and cooling systems and others. Priority is given to "mission critical" systems. A system is considered "mission critical" if it is vital to the successful continuation of a core business activity.

The implementation of Norwest Financial's Year 2000 readiness project is divided into four principal phases: Phase I requires a comprehensive assessment and inventory of all applicable software, system hardware devices, data and voice communication devices and other embedded technology to determine Year 2000 vulnerability and risk; Phase II requires date detection on systems intended to determine which systems must be remediated and which systems are compliant and require testing only, determination of the resources and costs, and the development of schedules and high level testing plans and schedules for the repair, replacement and/or retirement of systems that are determined not to be compliant. Phase III requires repair, replacement and/or retirement of systems that are determined not to be Year 2000 compliant, and planning the integration testing for those systems that have interfaces with other systems both internal and external to Norwest Financial, such as customers/suppliers; and Phase IV requires integration testing on applicable systems to validate that interfaces are Year 2000 compliant and contingency planning.

Norwest Financial may be affected by the Year 2000 compliance issues of governmental agencies, business and other entities who provide data to, or receive data from, Norwest Financial, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to Norwest Financial. Norwest Financial's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties and governmental entities and the testing of major external interfaces with third parties which Norwest Financial has determined are critical. Norwest Financial is primarily engaged in the consumer and automobile finance business. The average balance outstanding with any individual customer is not significant. As a result Norwest Financial does not plan to test the Year 2000 compliance of any borrowers. Norwest Financial has tested mainframe software packages included in the company's systems. It does not plan to directly test the Year 2000 compliance of its other major vendors. Instead, Norwest Financial is obtaining representations and warranties of the Year 2000 compliance of its major vendors. In addition to assessing the readiness of these external parties, Norwest Financial is developing contingency plans which will include recovery plans and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact Norwest Financial's ability to perform mission critical functions. These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999. The Company has not used any independent verification and validation processes in determining its Year 2000 compliance.

Norwest Financial has substantially completed Phases I, II, and III of its Year 2000 project. Phase IV for all mission critical systems is anticipated to be completed by June 30, 1999. In the area of embedded technology, or non-information technology systems, Norwest Financial has completed
Phases I, II and III of the Year 2000 project. The Company believes all mission critical embedded technology is Year 2000 compliant.

Through December 31, 1998, Norwest Financial has incurred charges of $4.3 million related to its Year 2000 project. This represents less than 10% of its information technology budget. Charges include $3.1 million related to the cost of internal staff redeployed to the Year 2000 project, as well as $.5 million for external consulting costs and $.7 million for costs of accelerated replacement of hardware and software due to Year 2000 issues. Norwest Financial currently estimates that its total cost for the Year 2000 project will be $5.4 million. The redeployment of internal staff has not delayed other information technology projects, and thus will not have an impact on the financial condition or results of operations.

The foregoing paragraphs contain a number of forward-looking statements. These statements reflect management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates.

A number of important factors could cause management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, uncertainties in the costs of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code and the ability of Norwest Financial's customers, vendors, competitors and counterparties to effectively address the Year 2000 issue.

If Year 2000 issues are not adequately addressed by Norwest Financial and significant third parties, Norwest Financial's business, results of operations and financial position could be materially adversely affected. Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which Norwest Financial depends, including, but not limited to, such services as telecommunications, electrical power and data processing. The failure of loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. Notwithstanding Norwest Financial's efforts, there can be no assurance that Norwest Financial or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. Norwest Financial is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on results of operations, liquidity and financial condition.

The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and Norwest Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

The Company adopted on January 1, 1998, Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". This Statement sets standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature in the financial statements. Other comprehensive income, as defined, is net of income taxes. Accumulated other comprehensive income is displayed separately in the equity section of the balance sheet and the consolidated statement of changes in stockholder's equity. For comparative purposes financial statements for earlier periods provided have been reclassified.

The Company adopted on December 31, 1998, FAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company adopted on December 31, 1998, FAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The Statement only addresses disclosure issues; it does not address measurement and recognition of pensions and other postretirement benefits. This Statement requires the reconciliation of changes in benefit obligations and plan assets for both pensions and other postretirement benefits, showing the effects of the major components separately for each reconciliation.

In June 1998, the Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's financial statements for periods beginning January 1, 2000. This Statement requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.
The Company has not yet determined when it will implement FAS 133 nor has it completed the analysis required to determine the impact on the financial statements.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

Interest Sensitivity Risk

Interest sensitivity risk is the risk that future changes in interest rates will reduce net interest income or the market value of the balance sheet.

Norwest Financial is subject to the risk of fluctuating interest rates in the normal course of business primarily in finance receivables, securities available for-sale, and both short-term and long-term debt. Each of these balance sheet categories will be discussed individually.

Finance Receivables:

The interest rates on receivables outstanding at December 31, 1998 and 1997, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value. Expected maturities presented below differ from contractual maturities since it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.


December 31, 1998:
                      1999     2000    2001    2002    2003   Thereafter   Total   Fair Value
(In Millions)
Finance receivables   $4,123   $1,403  $931    $682    $329     $802        $8,270   $8,270

Average earned rate   19.15%   19.88%  19.85%  20.28%  20.31%   21.68%      19.74%


December 31, 1997:
                      1998     1999    2000    2001    2002    Thereafter   Total    Fair Value
(In Millions)

Finance receivables   $3,610   $1,143  $791    $553    $267     $750        $7,114   $7,114
Average earned rate   19.51%   21.48%  21.22%  22.10%  22.34%   22.51%      20.64%


Securities Available-for-Sale:

Norwest Financial does not use derivative financial instruments in its investment portfolio. Norwest Financial's investment policy only allows for purchases in investment grade securities. In addition, the investment policy also limits the amount of credit exposure to any one issue, issuer and type of investment. Norwest Financial does not expect any material loss with respect to its investment portfolio. Maturities for securities available for-sale shown below are at amortized cost and are based on contractual maturities for all debt securities except for mortgage backed federal agencies and collateralized mortgage obligations, which are based on expected maturities.


(In Millions)

December 31, 1998:
                       1999    2000   2001    2002   2003  Thereafter  Total  Fair Value
U.S. Treasury and
 Federal Agencies      $15     $12     $8     $17    $16      $60       $128      $133
Average Yield          7.05%   6.90%   6.94%  7.15%  6.95%    7.23%     7.12%
States and Political
 Subdivisions           $5     $26     $33    $23    $21      $177      $285      $299
Average Yield          4.36%   4.73%   4.57%  4.66%  4.45%    4.60%     4.59%
Mortgage Backed
 Federal Agencies      $41     $35     $34    $39    $42      $61       $252      $255
Average Yield          7.34%   6.95%   6.95%  6.95%  6.95%    6.73%     6.99%

Collateralized Mortgage
 Obligations            $1      $1      $0     $0     $1       $2         $5      $5
Average Yield          9.26%   8.75%   8.75%  8.75%  8.75%    6.95%     7.99%

Equity Securities                                              $89       $89      $93
Average Yield                                                 2.94%     2.94%

All Other Securities   $60     $73     $46    $44    $80      $107      $410      $419
Average Yield          6.91%   6.61%   6.74%  6.86%  6.49%    6.73%     6.71%
December 31, 1997:
                       1998    1999    2000   2001   2002   Thereafter  Total   Fair Value
U.S. Treasury and
 Federal Agencies      $33     $10     $12    $12     $8      $89       $164      $169
Average Yield          6.59%   6.99%   6.86%  7.24%  6.82%    7.34%     7.06%

States and Political
 Subdivisions          $10     $3      $25    $29    $15      $136      $218         $225
Average Yield          5.05%   6.40%   4.81%  4.68%  4.91%    5.32%     4.81%

Mortgage Backed
 Federal Agencies      $48     $46     $45    $43    $41      $52       $275         $278
Average Yield          7.32%   6.97%   6.97%  6.97%  6.97%    7.17%     7.06%

Collateralized Mortgage
 Obligations           $1      $1      $1     $1     $1       $3        $8           $8
Average Yield          8.44%   8.69%   8.69%  8.69%   8.69%   7.32%     8.17%

Equity Securities                                             $93       $93          $96
Average Yield                                                 3.71%     3.71%

All Other Securities   $46     $35     $48    $33    $40      $79       $281         $288
Average Yield          7.11%   7.60%   7.40%  7.11%  6.76%    7.50%     7.27%


Short-Term and Long-Term Debt:

The table below provides information about Norwest Financial's debt instruments. All long-term debt is fixed rate. The table shows principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollars which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars, Canadian dollars, and Argentine pesos.


(In Millions
of U.S. Dollars)

December 31, 1998:
                            1999    2000   2001  2002  2003  Thereafter  Total   Fair Value
Short-Term Debt - U.S:
 Debt Outstanding          $2,660                                        $2,660   $2,660
 Average Interest Rate       5.48%                                         5.48%

Short-Term Debt - Canada:
 Debt Outstanding           $384                                           $384     $384
 Average Interest Rate      5.06%                                          5.06%

Short-Term Debt - Argentina:
 Debt Outstanding            $50                                            $50      $50
 Average Interest Rate      9.88%                                          9.88%

Long-Term Debt - U.S.:
 Debt Outstanding           $835    $754   $404   $654   $653  $1,400    $4,700   $4,857
 Average Interest Rate      6.33%   6.75%  6.68%  6.93%  6.16%   6.76%    6.62%

Long-Term Debt- Canada:
 Debt Outstanding           $107    $131   $98    $46    $94     $98      $573     $580
 Average Interest Rate      7.75%   6.49%  5.83%  5.50%  5.53%   5.76%    6.25%
December 31, 1997:
                             1998   1999   2000   2001   2002 Thereafter  Total Fair Value
Short-Term Debt - U.S:
 Debt Outstanding          $1,957                                         $1,957  $1,957
 Average Interest Rate      5.75%                                          5.75%

Short-Term Debt - Canada:
 Debt Outstanding           $270                                           $270     $270
 Average Interest Rate      4.05%                                           4.05%

Long-Term Debt - U.S.:
 Debt Outstanding           $414    $835   $754   $404   $654    $1,853    $4,914   $4,992
 Average Interest Rate      6.57%   6.33%  6.75%  6.68%  6.93%     6.70%     6.66%
Long-Term Debt- Canada:
 Debt Outstanding            $73     $80    $84     $35    $35      $307            $310
 Average Interest Rate      6.36%   7.21%  5.77%   6.05%  5.50%     6.29%


Foreign Currency Exchange Rate Risk

The amount invested in subsidiaries and translated into U.S. dollars using the year-end exchange rate was $93 and $117 million at December 31, 1998 and 1997, respectively. All investments in subsidiaries were denominated in either Canadian dollars or Argentine pesos. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $9 and $12 million at December 31, 1998 and 1997, respectively. Actual results may differ. Canadian operations are funded with borrowings in Canadian dollars and Argentine operations are funded primarily with borrowings in Argentine pesos.

Item 8.  Financial Statements and Supplementary Data.

Deloitte & Touche LLP

(logo                   Two Prudential Plaza          Telephone:(312) 946-3000
                        180 North Stetson Avenue      Facsimile:(312) 946-2600
                        Chicago, Illinois  60601-6779




INDEPENDENT AUDITORS' REPORT

Norwest Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Norwest Financial, Inc. (a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Wells Fargo & Company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, cash flows and stockholder's equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norwest Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





January 18, 1999
Chicago, Illinois



Deloitte Touche
Tohmatsu

                     NORWEST FINANCIAL, INC.

                   Consolidated Balance Sheets

                     (Thousands of Dollars)





                                             December 31,
                                          1998            1997
Assets

Cash and cash equivalents              $  139,184     $   94,600

Securities available-for-sale           1,203,500      1,063,600

Finance receivables:

 Consumer:
  Loans                                 4,088,502      3,893,550
  Sales finance contracts               3,111,800      2,332,535
  Credit cards                            500,616        422,435
   Commercial                             569,309        465,601

     Total finance receivables          8,270,227      7,114,121

   Less allowance for credit losses       350,984        297,800

     Finance receivables - net          7,919,243      6,816,321


Notes receivable - affiliates             499,123        646,832

Property and equipment (at cost, less
 accumulated depreciation of $135,105
 for 1998 and $107,435 for 1997)          187,695        102,537

Deferred income taxes                      60,717         64,420

Other assets                              506,745        533,614

     Total assets                     $10,516,207     $9,321,924








See accompanying notes to consolidated financial statements.

                       NORWEST FINANCIAL, INC.


                     Consolidated Balance Sheets

                       (Thousands of Dollars)

                                                    December 31,
                                              1998               1997
Liabilities and
Stockholder's Equity

Loans payable - short-term:
 Commercial paper                             $2,662,321        $1,664,796
 Affiliates                                      194,453           392,165
 Other                                           237,467           170,000
Unearned insurance premiums and commissions      132,793           143,478
Insurance claims and policy reserves              29,750            30,566
Accrued interest payable                          96,482            93,344
Other payables to affiliates                      44,173            13,815
Other liabilities                                280,737           228,557
Long-term debt                                 5,272,818         5,221,413

     Total liabilities                         8,950,994         7,958,134

Commitments and contingencies (notes 6 and 10)

Stockholder's equity:
 Common stock without par value
 (authorized 1,000 shares, issued
 and outstanding 1,000 shares)                     3,855             3,855

 Additional paid in capital                      189,438           185,410

   Retained earnings                           1,362,370         1,167,418

 Accumulated other comprehensive
  income, net of income taxes,                     9,550             7,107

     Total stockholder's equity                1,565,213         1,363,790

     Total liabilities and
     stockholder's equity                    $10,516,207        $9,321,924



See accompanying notes to consolidated financial statements.

                        NORWEST FINANCIAL, INC.

                    Consolidated Statements of Income

                         (Thousands of Dollars)


                                           Years Ended December 31,
                                       1998           1997        1996


Income:
 Finance charges and interest       $1,498,692     $1,282,576     $1,208,794
 Insurance premiums and commissions    280,207        232,890        182,259
Other income                           226,866        213,330        191,940

     Total income                    2,005,765      1,728,796      1,582,993
Expenses:
 Operating expenses                    678,197        551,829        514,890
 Interest and debt expense             485,784        401,736        372,859
 Provision for credit losses           304,274        235,877        198,480
 Insurance losses and loss expenses    177,238        125,822         72,337

     Total expenses                  1,645,493      1,315,264      1,158,566

     Net income before income taxes    360,272        413,532        424,427

Income taxes                           121,668        144,082        148,096

     Net income                     $  238,604     $  269,450     $  276,331







See accompanying notes to consolidated financial statements.

                      NORWEST FINANCIAL INC.

            Consolidated Statements of Comprehensive Income

                      (Thousands of Dollars)



                                       Years Ended December 31,

                                      1998        1997        1996
Net income                          $238,604    $269,450    $276,331

Other comprehensive income,
 before income taxes:
 Unrealized gains (losses) on
   securities available-for-sale:
   Unrealized gains arising during
   the period                         15,838      26,305         962
   Less:  reclassification
    adjustment for net gains
    included in net income             4,963      16,873       9,276

                                      10,875       9,432      (8,314)

Foreign currency translation
 adjustment                           (4,773)     (2,766)       (598)

Other comprehensive income
 (loss) before income taxes            6,102       6,666      (8,912)

Income tax expense (benefit)
 related to unrealized gains
 (losses) on securities
 available-for-sale                    3,659       3,273       (3,016)

Other comprehensive income
 (loss), net of income taxes           2,443       3,393       (5,896)

Comprehensive income                $241,047    $272,843     $270,435




See accompanying notes to consolidated financial statements.

                           NORWEST FINANCIAL, INC.

                    Consolidated Statements of Cash Flows

                            (Thousands of Dollars)

                                                Years Ended December 31,
                                               1998       1997       1996
Cash flows from operating activities:
Net income                                    $238,604   $269,450   $276,331
 Adjustments to reconcile net income to
  net cash flows from operating activities,
  net of effect of contributed subsidiaries:
  Provision for credit losses                  304,274    235,877    198,480
  Depreciation and amortization                 47,768     34,906     27,613
  Deferred income taxes                          7,549     25,104      8,632
  Other receivables from affiliate                                    31,643
  Other assets                                   7,649    (41,308)    30,925
  Unearned insurance premiums and commissions  (10,685)     6,076     (3,456)
  Insurance claims and policy reserves            (816)   (18,689)     1,210
  Accrued interest payable                       3,138     15,578     (1,151)
  Other payables to affiliates                  28,601      8,250      5,565
  Other liabilities                             39,704      3,604      6,002

Net cash flows from operating activities       665,786    538,848    581,794

Cash flows used for investing activities:
 Finance receivables:
  Principal collected                        6,689,362  5,665,098  5,587,314
  Receivables originated or purchased       (7,808,023)(5,955,306)(5,889,870)
 Proceeds from sales of securities             146,510    136,041    145,791
 Proceeds from maturities of securities        155,602     82,523     65,296
 Purchase of securities                       (431,137)  (419,456)  (279,090)
 Net additions to property and equipment       (98,522)   (39,240)   (25,626)
 Net increase in notes receivable - affiliates,
  net of effect of contributed subsidiaries   (122,910)(1,172,888)   (22,339)
 Cash and cash equivalents of contributed
  subsidiaries received                            503      3,258
    Other                                      (47,810)   (82,507)   (37,763)

Net cash flows used for
  investing activities                      (1,516,425)(1,782,477)  (456,287)
Cash flows from financing activities:
  Net increase in loans payable - short-term   867,280    126,860    141,618
  Proceeds from long-term debt - senior        583,271  1,805,279    525,000
 Repayments of long-term debt:
  Senior                                      (503,328)  (735,873)  (308,424)
  Subordinated                                  (2,000)   (50,000)  (165,000)
 Additional paid in capital                               112,000
    Dividends paid                             (50,000)   (61,729)  (250,000)

Net cash flows from (used for)
  financing activities                         895,223  1,196,537    (56,806)

Net increase (decrease) in cash
  and cash equivalents                          44,584    (47,092)    68,701

Cash and cash equivalents beginning of year     94,600    141,692     72,991

Cash and cash equivalents end of year       $  139,184    $94,600  $ 141,692

See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.

              Consolidated Statements of Stockholder's Equity

                          (Thousands of Dollars)

                                                             Accumulated Other
                                                           Comprehensive Income
                                                                   Unrealized Gains
                                    Additional             Foreign   on Securities
                              Common  Paid In   Retained   Currency  Available
                              Stock   Capital   Earnings Translation for-Sale     Total

Balance, December 31, 1995    $3,855  $ 90,766   $933,366   $(5,393)  $15,003   $1,037,597

Comprehensive income:
 Net income                                       276,331                          276,331
Other                                                          (598)   (5,298)      (5,896)

Dividends                                        (250,000)                        (250,000)

Balance, December 31, 1996     3,855    90,766    959,697     (5,991)   9,705    1,058,032

Comprehensive income:
 Net income                                       269,450                          269,450
 Other                                                       (2,766)   6,159         3,393

Paid in capital                        112,000                                     112,000

Contributed subsidiary                 (17,356)                                    (17,356)

Dividends                                        (61,729)                          (61,729)

Balance, December 31, 1997     3,855   185,410  1,167,418     (8,757)  15,864    1,363,790

Comprehensive income:
 Net income                                       238,604                          238,604
 Other                                                        (4,773)   7,216        2,443

Contributed subsidiary                   4,028      6,348                           10,376

Dividends                                         (50,000)                         (50,000)

Balance, December 31, 1998    $3,855  $189,438 $1,362,370  $(13,530) $23,080    $1,565,213



See accompanying notes to consolidated financial statements.<

                     NORWEST FINANCIAL, INC.

           Notes to Consolidated Financial Statements


1. Significant Accounting Policies.

Principles of Consolidation. The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"). On November 2, 1998, Norwest Corporation, the parent of Norwest Financial Services, Inc., changed its name to Wells Fargo & Company ("Wells Fargo") upon the merger of the former Wells Fargo & Company into a wholly-owned subsidiary of Norwest Corporation. The parent is now a wholly-owned subsidiary of Wells Fargo.

In October 1998, two of the Company's automobile finance subsidiaries, Community Credit Co. and Fidelity Acceptance Corporation, acquired $320 million in automobile sales finance contracts from Sunstar Acceptance Corporation, a division of NationsBank.

Effective June 30, 1998, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Reliable Financial Services, Inc. ("Reliable"). This capital contribution was accounted for as a merger of interests under common control. Reliable's headquarters are in San Juan, Puerto Rico and its principal business is automobile finance. Reliable had finance receivables outstanding of $293 million at the time of the contribution.

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

Effective January 7, 1998, the Company, through its wholly-owned subsidiary, Finvercon USA, Inc., acquired Finvercon S.A. Compania Financiera ("Finvercon"). The acquisition was accounted for as a purchase. Funding necessary for this acquisition was provided to Finvercon USA, Inc. by the Company. Finvercon is engaged in consumer finance from its office in Buenos Aires, Argentina and had receivables outstanding of $33 million at the time of acquisition.

Effective August 31, 1997, Norwest Corporation, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided via a term loan to FAHI by the Company. Effective September 2, 1997, Norwest Corporation made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for as a merger of interests under common control and resulted in a reduction in additional paid in capital of approximately $17.4 million.

Securities Available-for-Sale. Debt and equity securities are classified as available-for-sale. Debt and equity securities classified as available-for-sale are reported at fair value with net unrealized gains and losses, net of deferred income taxes, excluded from earnings and recorded as a component of accumulated other comprehensive income until realized. If a decline in the security's fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings.

                     NORWEST FINANCIAL, INC.

1. Significant Accounting Policies, Continued.

Finance Charges and Interest. Finance charges and interest are earned primarily using the interest method on an accrual basis. Automobile finance and commercial receivables that are past due for 90 days or more are placed on non-accrual status. When the receivable is placed on non-accrual status, accrued and unpaid interest is charged against finance charges and interest. All other finance receivables continue to accrue interest until the receivable is collected or written off. When a receivable is written off, accrued and unpaid interest is charged against finance charges and interest.

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

Allowance for Credit Losses. The allowance for credit losses is based on loss experience in relation to finance receivables outstanding and is established through a provision for credit losses charged to expense.
The allowance is an amount that management believes will be adequate to absorb probable losses on existing receivables that may become uncollectible based on evaluations of collectibility of receivables and prior credit loss experience.

Finance receivables are written off when evaluated as uncollectible. In addition, consumer finance receivables in the United States are generally written off if no payment is applied during the three-month period immediately preceding the balance sheet date and the receivable is 90 days or more contractually delinquent. Automobile finance receivables are written off when the receivable is 150 days or more contractually delinquent. All other receivables are generally written off when the receivable is 180 days or more contractually delinquent.

Property and Equipment. Depreciation is provided for property and equipment on a straight-line basis over their estimated useful lives, which are: 19 to 39 years for buildings, 5 to 39 years for building equipment and improvements, and 3 to 8 years for furniture, fixtures and equipment. Generally, leasehold improvements are amortized over five years or the life of the lease whichever is shorter. Maintenance and repairs of building and office equipment (not significant in the aggregate) are charged to
expense.   At the time assets are disposed of or are retired, the related asset and accumulated depreciation or amortization are removed from the respective accounts. Gains and losses on dispositions are included in earnings.

Deferred Income Taxes. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting from the basis used for income tax purposes
(note 10). A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized.

Retirement Plans. Retirement plans cover substantially all employees who meet certain age and service requirements. Norwest Financial's funding policy is to contribute no more than the maximum amount that can be deducted for federal income tax purposes (note 11).

                     NORWEST FINANCIAL, INC.
      Notes to Consolidated Financial Statements, Continued

1. Significant Accounting Policies, Continued.

Insurance Income and Expense. Insurance premiums are recognized as income over the terms of the policies. Premiums for credit life insurance are recognized as revenue using a method that approximates the interest method. Premiums for credit disability insurance, involuntary unemployment insurance, and multiple peril crop insurance are recognized as revenue in relationship to anticipated claims. Premiums and commissions from property insurance and non-filing insurance are recognized as revenue on a pro-rata basis. Policy acquisition expenses (principally ceding commissions) are deferred and charged to expense over the terms of the related policies in proportion to premium income recognition.

Foreign Currency Translation. Assets and liabilities of the foreign operations are translated at the exchange rate as of the balance sheet date. Foreign operating results are translated at the average exchange rates for the period covered by the income statement. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Goodwill and Other Intangibles. Goodwill represents the unamortized cost of acquiring subsidiaries and other net assets in excess of the appraised value of such net assets at the date of acquisition. Goodwill is amortized over a maximum 15-year period using the straight-line method. Other identifiable intangibles are amortized either on an accelerated basis or straight-line, over various periods which do not exceed 15 years.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the presentation used in the 1998 financial statements.

New Standards. The Company adopted on January 1, 1998, Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". This Statement sets standards for reporting and displaying comprehensive income and its components in the financial statements.
It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature in the financial
statements.   Other comprehensive income, as defined, is net of income
taxes. Accumulated other comprehensive income is displayed separately in the equity section of the balance sheet and the consolidated statement of changes in stockholder's equity. For comparative purposes, financial statements for earlier periods provided have been reclassified.

The Company adopted on December 31, 1998, FAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company adopted on December 31, 1998, FAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The Statement only addresses disclosure issues; it does not address measurement and recognition of pensions and other postretirement benefits. This Statement requires the reconciliation of changes in benefit obligations and plan assets for both pensions and other postretirement benefits, showing the effects of the major components separately for each reconciliation.

                     NORWEST FINANCIAL, INC.

1. Significant Accounting Policies, Continued.

In June 1998, the Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's financial statements for periods beginning January 1, 2000. This Statement requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.
The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement FAS 133 nor has it completed the analysis required to determine the impact on the financial statements.


2.    Securities Available-for-Sale.

The amortized cost and fair value of securities available-for-sale were:

                            December 31, 1998         December 31, 1997
                            Amortized     Fair        Amortized     Fair
(In Thousands)               Cost         Value         Cost       Value

U.S. Treasury and
  federal agencies       $   127,882     $132,867      $164,239   $168,601
States and political
  subdivisions               284,724      298,617       218,115    225,040
Mortgage-backed securities:
 Federal agencies            252,333      254,668       274,438    278,355
 Collateralized mortgage
   obligations                 4,800        4,916         8,267      8,453

 Total mortgage-backed
   securities                257,133      259,584       282,705    286,808
Other (corporate bonds
 and stocks)                 498,687      512,432       374,342    383,151

   Total                  $1,168,426   $1,203,500    $1,039,401 $1,063,600


The gross unrealized gains and losses of securities available-for-sale were:

                              December 31, 1998          December 31, 1997
                               Gross Unrealized           Gross Unrealized
(In Thousands)                 Gains     Losses          Gains       Losses

U.S. Treasury and
 federal agencies           $ 4,999        $  14         $4,563     $  201
States and political
 subdivisions                13,962           69          7,028        103
Mortgage-backed securities:
 Federal agencies             2,587          252          4,144        227
Collateralized mortgage
 obligations                    118            2            192          6

 Total mortgage-backed
   securities                 2,705          254          4,336        233
Other (corporate bonds
 and stocks)                 25,756       12,011         12,103      3,294

   Total                    $47,422      $12,348        $28,030     $3,831

                           NORWEST FINANCIAL, INC.

2.   Securities Available-for-Sale, Continued.

The amortized cost and fair values of securities available-for-sale by maturity were:

                                       December 31, 1998
                                      Amortized      Fair
(In Thousands)                           Cost        Value

In one year or less                  $  120,781   $  122,177
After one year through five years       551,896      562,134
After five years through ten years      260,652      268,223
After ten years                         235,097      250,966

   Total                             $1,168,426   $1,203,500


Norwest Financial computes realized gains and losses using the specific identification method. Total gross realized gains and losses from the sale of securities were $7,749,000 and $2,786,000, respectively, in 1998; $18,394,000 and $1,521,000, respectively, in 1997; and $10,057,000 and
$781,000, respectively, in 1996. The carrying amounts of securities on deposit under statutory or other requirements at December 31, 1998 and 1997, were $11,616,000 and $11,672,000 respectively.

Income from securities available-for-sale and cash equivalents was as follows:

                                           Years Ended December 31,
(In Thousands)                           1998          1997      1996
Taxable interest                        $55,701      $51,334   $45,127
Tax-exempt interest                      13,032        9,135     4,383
Dividends                                 4,903        5,078     3,281

  Total income                          $73,636      $65,547   $52,791


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

The amounts of cash payments applied to consumer receivables during the years ended December 31, 1998, 1997, and 1996 approximated $6,346,421,000,
$5,342,833,000, and $4,510,330,000, respectively. These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity. Unearned insurance premiums and insurance claims and policy reserves which pertain to Norwest Financial's consumer receivables were approximately $147,227,000 and $152,584,000 at December 31, 1998 and 1997, respectively.

                        NORWEST FINANCIAL, INC.

3.    Finance Receivables, Continued.

At December 31, 1998, contractual maturities of commercial receivables were as follows: $206,264,000 were due in one year or less; $345,501,000 were due after one year through five years; and $17,544,000 were due after five years. Substantially all commercial receivables have fixed interest rates. Contractual maturities are not presented for the consumer receivables as it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

Consumer receivables include Canadian receivables of $940,569,000 and $617,828,000 at December 31, 1998 and 1997, respectively, and Argentina receivables of $83,936,000 at December 31, 1998. Commercial receivables at December 31, 1998 include Canadian and Argentina receivables of $3,586,000 and $8,167,000, respectively.

Non-accrual commercial receivables totaled $6,332,000 and $4,121,000 at December 31, 1998 and 1997, respectively. The allowance for losses related to these commercial loans was $831,000 and $41,000 at December 31, 1998 and 1997, respectively.

The average amount of non-accrual commercial receivables for the years ended December 31, 1998, 1997 and 1996 were $5,300,000, $3,481,000, and
$3,527,000, respectively.

The effect of non-accrual commercial receivables on finance charges and interest are:

                                         Years Ended December 31,
(In Thousands)                           1998      1997     1996
Finance charges and interest:
 As originally contracted                $272      $391     $377
 As recognized using the cash basis       225       299      279

4.    Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

                                     Years Ended December 31,

(In Thousands)                   1998           1997        1996

Allowance for credit losses
  beginning of year           $297,800        $169,133    $  158,618
Provision for credit losses
  charged to expense           304,274         235,877       198,480
Write-offs                    (350,333)       (261,440)     (211,871)
Recoveries                      49,453          33,717        20,254
Allowance related to
  receivables contributed
  or acquired                   49,790         120,513         3,652

Allowance for credit losses
  end of year                 $350,984        $297,800      $169,133

                     NORWEST FINANCIAL, INC.

5.    Loans Payable - Short-term.

Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements). The bank credit agreements amounted to $1,821,297,000 at December 31, 1998; the entire amount was available at that date. Unused bank credit agreements are available to support outstanding commercial paper. If all credit agreements in effect at December 31, 1998 were to remain in effect and unused throughout 1999, the Company would pay approximately $1,246,000 in commitment fees.


Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

(Dollars in Thousands)
                                       1998         1997           1996
Weighted average annual interest
rate on commercial paper and
other short-term debt:

At December 31,                        5.50%         5.68%         5.20%

For the year                           5.60          5.30           5.36

For the year after considering
the effect of commitment fees          5.64          5.35           5.42

Average daily amount of commercial
paper and other short-term debt
outstanding during the year      $2,262,680     $1,894,706    $1,719,136

Maximum amount of commercial paper
and other short-term debt
outstanding at any month-end
during the year                  $3,094,241     $2,381,650    $2,100,101


The weighted average annual interest rate for the year was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding. The weighted average annual interest rate on short-term debt from affiliates for the years 1998, 1997, and 1996 was 5.37%, 5.43%, and 5.30% respectively.

                     NORWEST FINANCIAL, INC.

6.  Long-term Debt.
Long-term debt outstanding:
                                                December 31,
(In Thousands)
                                              1998               1997
Senior - United States:

    5-1/2% due 1998                       $                  $  150,000
    6.23 % due 1998                                             150,000
    7.34 % due 1998                                               2,000
    8-1/2% due 1998                                             100,000
    6    % due 1999                          150,000            150,000
    6.20 % due 1999                           75,000             75,000
    6-1/4% due 1999                          150,000            150,000
    6-7/8% due 1999                          100,000            100,000
    6.99 % due 1999                            2,200              4,600
    9.50 % due 1999                            3,400              6,700
    5-1/8% due 2000                          150,000            150,000
    6.10 % due 2000                          150,000            150,000
    6-7/8% due 2000                          150,000            150,000
    7-1/4% due 2000                          150,000            150,000
    8-3/8% due 2000                          150,000            150,000
    6-3/8% due 2001                          150,000            150,000
    7-3/4% due 2001                          100,000            100,000
    6-1/4% due 2002                          200,000            200,000
    6-3/8% due 2002                          200,000            200,000
    7-7/8% due 2002                          150,000            150,000
    7.95 % due 2002                          100,000            100,000
    8.56 % due 1999-2002                       6,667              8,333
    5-3/8% due 2003                          200,000
    6-1/8% due 2003                          150,000            150,000
    6-3/8% due 2003                          150,000            150,000
    6.93 % due 1999-2003                      12,500             15,000
    7    % due 2003                          150,000            150,000
    6    % due 2004                          150,000            150,000
    6-5/8% due 2004                          250,000            250,000
    7.20 % due 2004                          100,000            100,000
    6-3/4% due 2005                          150,000            150,000
    7-1/2% due 2005                          150,000            150,000
    6-1/4% due 2007                          100,000            100,000
    6-3/8% due 2007                          100,000            100,000
    7.20 % due 2007                          150,000            150,000
    6.85 % due 2009                          250,000            250,000
    Medium-term notes, 6.05% to 6.68%,
     due 1999 to 2001                        500,000            500,000

        Total senior - United States       4,699,767          4,911,633

                        NORWEST FINANCIAL, INC.

6.  Long-term Debt, Continued.

Long-term debt outstanding, continued

(In Thousands)                                    December 31,

                                              1998           1997
Senior - Canada:

    6.25 % due 1998                        $            $   69,950
    8.65 % due 1998                                          3,497
    8.50 % due 1999                           48,758        52,463
    9.00 % due 1999                           32,505
    7.55 % due 2000                           52,966
    7.80 % due 2000                            6,501         6,995
    Medium-term notes, 4.79% to 6.15%,
     due 1999 to 2008                        432,321       174,875

       Total senior - Canada                 573,051       307,780

       Total senior                        5,272,818     5,219,413

Senior subordinated - United States:

    7.34 % due 1998                                          2,000


Total long-term debt outstanding          $5,272,818    $5,221,413




Contractual maturities of long-term debt for the years 1999 through 2003 and thereafter are $942,034,000; $885,146,000; $501,683,000; $699,673,000;
$746,766,000; and $1,497,516,000, respectively.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Apprroximately $915 million of consolidated stockholder's equity was unrestricted at December 31, 1998.

                     NORWEST FINANCIAL, INC.

7.  Interest and Debt Expense.

Interest and debt expense is summarized as follows:

                                      Years Ended December 31,

(In Thousands)                     1998         1997          1996

Short-term - affiliates          $  8,799      $    916     $     83
Short-term - commercial paper
  and other                       122,014        96,569       92,352
Long-term                         348,590       298,293      274,586
Amortization of debt expense        6,381         5,958        5,838

Total interest and debt expense  $485,784      $401,736     $372,859


8.  Insurance Premiums and Claims.

Insurance premiums earned by the Company's insurance subsidiaries are as follows:

                                        Years Ended December 31,
(In Thousands)                       1998         1997        1996

Direct premiums earned            $342,006      $298,795    $239,023
Assumed premiums earned            148,349       131,681     173,215
Ceded premiums earned             (220,677)     (219,024)   (255,895)

Net premiums earned               $269,678      $211,452    $156,343


Included in assumed premiums earned in 1998, 1997 and 1996 is $13.7 million, $22.6 million and $10.9 million of MPCI profit share.

The following table presents an analysis of the Company's insurance claims and policy reserves, reconciling beginning and ending balances.

                                      Years Ended December 31,

(In Thousands)                     1998         1997        1996

Insurance claims and policy
  reserves at beginning of year  $ 30,566    $  35,893    $ 34,683
Provision for insurance losses
  and loss expenses               211,449      154,873     102,739
Insurance losses and loss
  expense paid                   (212,265)    (160,200)   (101,529)
Insurance claims and policy
  reserves at end of year        $ 29,750    $  30,566    $ 35,893

                     NORWEST FINANCIAL, INC.

8.  Insurance Premiums and Claims, Continued.

Insurance loss and loss expenses have been reduced by recoveries recognized under reinsurance contracts of $281.7 million, $130.5 million and $264.2 million for the years ended December 31, 1998, 1997, and 1996 respectively.


9.  Leased Assets and Lease Commitments.

Lease terms are generally for three to seven years. Commitments at December 31, 1998, under operating leases having initial or remaining lease terms in excess of one year are approximately $46 million.

10. Income Taxes.

The Company and its subsidiaries are included in the consolidated federal income tax return of Wells Fargo. Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis. Current income taxes payable of $44.2 million was included in other payables to affiliates at December 31, 1998. The Company's foreign subsidiaries file separate federal and provincial returns in the local country.

At December 31, 1998, no federal income taxes had been provided on approximately $44 million of one of the United States life insurance subsidiary's retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the
extent prescribed by tax laws.   The life insurance subsidiary does not
contemplate distributing dividends from these retained earnings. The amount of unrecognized deferred tax liability at December 31, 1998, was $15.4 million.

Income taxes for the years 1998, 1997, and 1996 are composed of the following elements:

                                   Years Ended December 31,
(In Thousands)                1998           1997           1996
Current:
 Federal                     $84,949        $90,276       $110,569
   State                       1,906          4,526          2,529
   Foreign                    27,264         24,176         26,300
Deferred:
 Federal and state            18,075         26,982         10,776
  Foreign                    (10,526)        (1,878)        (2,078)

Total income taxes          $121,668       $144,082       $148,096


Income before taxes from operations outside the United States was $39.4 million, $61.7 million, and $65.8 million for the years ended December 31, 1998, 1997, and 1996, respectively.

Deferred income taxes are primarily due to leasing and lease financing, the allowance for credit losses, accrued employee benefits and the net unrealized holding gain (loss) on securities available-for-sale.

                     NORWEST FINANCIAL, INC.

11. Employee Benefits.

The Company has a defined benefit pension plan which covers United
States employees who meet certain age and service requirements. Pension benefits provided are based on the employee's highest compensation in three consecutive years during the last ten calendar years of employment. Benefits accrue under this plan at a rate of 1-1/4% for each year of service. The plan holds single premium annuity contracts issued by one of the Company's life insurance subsidiaries. Annual benefits paid to retirees covered by the contracts were approximately $1.7 million and $1.8 million in 1998 and 1997, respectively.

The Company's Canadian subsidiary, Trans Canada Credit Corporation ("TCC"), has a non-contributory defined benefit pension plan which covers employees who meet certain service requirements. Pension benefits under the plan are based on the employee's highest compensation in five consecutive calendar years during the last ten calendar years of employment. Benefits generally accrue under the plan at a rate of 1% of such highest average compensation up to the average Canada/Quebec Pension Plan Earnings Ceiling (an amount based on the maximum amount of the annual compensation used to calculate the employee's Canada/Quebec Pension Plan benefits) plus 1.5% of such highest average compensation in excess of the average Canada/Quebec Pension Plan Earnings Ceiling for each year of service (not to exceed 35 years of service).

The Company also provides certain health care and life benefits for substantially all of its retired United States employees. In accordance with SFAS 106, the Company has elected to recognize the transition obligation of approximately $22.2 million over a period of twenty years.
TCC also provides certain health and life insurance benefits to its retirees.

                     NORWEST FINANCIAL, INC.
      Notes to Consolidated Financial Statements, Continued


11.  Employee Benefits, Continued.

The following table shows the changes in the benefit obligation and the fair value of plan assets during 1998 and 1997 and the amounts included in the Company's balance sheet as of December 31, 1998 and 1997 for the Company's defined benefit pension and other postretirement benefit plans:


                                December 31, 1998       December 31, 1997
                                 Pension    Other      Pension       Other
(In Thousands)                  benefits   benefits    benefits     benefits
Change in benefit obligation:
Benefit obligation at
  beginning of year             $104,594   $54,270     $ 89,290      $39,586
Service cost                       5,785     4,437        3,941        3,174
Interest cost                      7,671     3,903        6,654        3,372
Plan participants'contributions                 76                        72
Amendments                         1,176
Actuarial loss                    14,191     3,687       10,181        8,964
Acquisitions                       5,758
Benefits paid                     (5,927)   (1,120)      (4,772)        (804)
Translation adjustment            (1,293)     (185)        (700)         (94)

Benefit obligation at
  end of year                   $131,955   $65,068     $104,594      $54,270

Change in plan assets:
Fair value of plan assets
  at beginning of year*         $118,992  $ 14,999      $103,066     $10,100
Actual return on plan assets      11,636       719        15,662         618
Acquisitions                       4,117
Employer contributions             8,233     4,421         5,626       5,013
Plan participants' contributions                76                        72
Benefits paid                     (5,927)   (1,120)       (4,772)       (804)
Translation adjustment            (1,031)                   (590)

Fair value of plan assets
  at end of year*               $136,020   $19,095       $118,992    $14,999

Funded status                      4,065   (45,973)        14,398    (39,271)
Unrecognized net actuarial loss   15,235    10,293          4,705      7,502
Unrecognized net transition
  obligation  (asset)               (993)   15,555         (1,245)    16,667
Unrecognized prior service
  cost (credit)                      694       671           (628)       715

Prepaid (accrued) benefit cost  $ 19,001  $(19,454)      $ 17,230   $(14,387)


* Consists primarily of marketable bonds and debentures and obligations of the United States government and its agencies and includes $3,482,000 invested in the Norwest Short-Term Investment Fund at December 31, 1997.

                     NORWEST FINANCIAL, INC.
      Notes to Consolidated Financial Statements, Continued


11.   Employee Benefits, Continued.

The following table sets forth the components of net periodic benefit cost:

                                               Years Ended December 31,
                                       1998                1997              1996
                                 Pension   Other    Pension    Other   Pension   Other
(In Thousands)                   benefits benefits  benefits  benefits benefits benefits
Service cost                      $5,785   $4,437    $3,941   $3,174   $4,204   $3,361
Interest cost                      7,671    3,903     6,654    3,372    6,045    3,116
Expected return on plan assets    (9,879)    (797)   (8,861)    (546)  (7,148)
Recognized net actuarial
  (gain) loss (1)                  2,804      850      (822)     616    1,393    1,189
Amortization of prior service
 cost (credit)                      (146)      44      (146)      43     (146)      43
Amortization of unrecognized
  transition obligation (asset)     (193)   1,112      (199)   1,112     (200)   1,112

  Net period benefit cost         $6,042   $9,549    $  567   $7,771   $4,148   $8,821


(1) Net gains and losses are amortized over five years.

The weighted-average assumptions used in calculating the amounts above for the United States plans were, as of December 31, 1998 and 1997:

                                December 31, 1998       December 31, 1997
                                Pension     Other       Pension      Other
(In Thousands)                  benefits   benefits     benefits    benefits

Discount rate                     6.5%        6.5%        7.0%        7.0%
Expected return on plan assets    9.0         5.0         9.0         5.0
Rate of compensation increase     5.0                     5.0

The weighted-average assumptions used in calculating the amounts above for the Canadian plans were, as of December 31, 1998 and 1997:

                                December 31, 1998       December 31, 1997
                                Pension     Other       Pension      Other
(In Thousands)                  benefits   benefits     benefits    benefits

Discount rate                     6.3%        6.3%        6.5%        6.5%
Expected return on plan assets    8.0                     8.0
Rate of compensation increase     5.6                     6.5

                  NORWEST FINANCIAL, INC.

11.  Employee Benefits, Continued.

The assumed health care cost trend rate used in measuring the United States plan's accumulated postretirement benefit obligation as of December 31 1998 was 10% for 1999 decreasing until it reaches 8% in 2000 after which it remains constant. The Canadian plan assumed a 1999 health care trend of 12% decreasing each successive year until it reaches 6% in 2006. Increasing the assumed health care trend by one percentage point in each year would increase the combined accumulated postretirement benefit obligation as of December 31, 1998 by $14.8 million and the aggregate of the combined interest cost and service cost components of the net periodic benefit cost for 1998 by $2.2 million. Decreasing the assumed health care trend by one percentage point in each year would decrease the combined accumulated postretirement benefit obligation as of December 31, 1998 by $11.2 million and the aggregate of the combined interest cost and service cost components of the net benefit periodic cost for 1998 by $1.6 million.

The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%. The Company makes a matching contribution of $.25 for every dollar of the basic employee contribution made during the year and not
withdrawn.   The Company may also make a profit sharing contribution
on the basic employee contribution with the amount determined by the percentage return on consolidated equity (as defined) of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the Company was $17,178,000, $15,051,000, and $13,694,000 for the years ended December 31,
1998, 1997, and 1996, respectively.

12. Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

                                   Years Ended December 31,

(In Thousands)                1998           1997           1996

Cash paid for:
    Interest                $477,117       $375,376       $370,144
    Income taxes              95,955        109,391        110,026


13. Concentrations of Credit Risk.

The Company and its subsidiaries are primarily engaged in the consumer and automobile finance business. The average balance outstanding with any individual customer is not significant. At December 31, 1998, the Company had 1,147 consumer and automobile finance offices in 46 states, Guam, Saipan, Puerto Rico, Argentina, and all ten Canadian provinces compared with 1,236 consumer and automobile finance offices in 47 states, Guam, Puerto Rico, and ten Canadian provinces at December 31, 1997. Credit cards are issued by Dial Bank to customers located nationwide. Dial National Bank issues private label and dual-line Co-Branded credit cards nationwide.

                     NORWEST FINANCIAL, INC.

13. Concentrations of Credit Risk, Continued.

A subsidiary of the Company also provides accounts receivable financing primarily to high quality furniture stores across the country. A different subsidiary provides financing via secured lines of credit to commercial entities who in turn provide financing to their customers. In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on health care equipment.

14. Segment Information.

The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance. The Company's operating segments are determined by product type and geography. U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 768 consumer finance branches in 46 states, Guam, Saipan, and
Puerto Rico. The U.S. consumer finance segment also issues credit cards through two banking subsidiaries. Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 147 consumer finance branches in the 10 provinces. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 231 branches in 33
states and Puerto Rico.   Results from insurance operations are included in
the appropriate segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). The Company accounts for intersegment sales and transfers as if the sales or transfer were to third parties, that is, at current market prices.

Selected financial information for each segment is shown below:

(In Thousands)          U.S.     Canadian
                      Consumer   Consumer   Automobile
                      Finance    Finance     Finance     Other*  Eliminations     Total
1998:
Finance charges
  and interest      $  898,426  $  201,163  $  327,623   $ 71,480    $          $ 1,498,692
Interest expense       318,023      46,072      90,825     30,864                   485,784
Intersegment income                                        49,384     (49,384)
Total income         1,157,508     221,419     343,004    333,218     (49,384)    2,005,765
Income tax expense      74,917       9,360       8,776     28,615                   121,668
Net income             158,641      17,409      12,430     50,124                   238,604
Total assets         6,484,291   1,042,515   2,182,446    806,955                10,516,207

1997:
Finance charges
  and interest         931,952     152,315     142,672     55,637                1,282,576
Interest expense       314,113      25,843      38,442     23,338                  401,736
Intersegment income                                        49,488     (49,488)
Total income         1,186,980     172,450     149,940    268,914     (49,488)   1,728,796
Income tax expense      90,105      15,677       7,692     30,608                  144,082
Net income             170,569      29,115      13,389     56,377                  269,450
Total assets         6,529,125     655,874   1,598,442    538,483                9,321,924


                          NORWEST FINANCIAL, INC.

14.  Segment Information, Continued.

                       U.S.    Canadian
                    Consumer   Consumer    Automobile
                     Finance    Finance     Finance     Other*  Eliminations   Total
1996:
Finance charges
  and interest     $  949,373   $137,525   $ 54,269   $  67,627  $           $1,208,794
Interest expense      308,799     24,638     15,603      23,819                 372,859
Intersegment income                                      45,977   (45,977)
Total income        1,187,923    155,620     59,707     225,720   (45,977)    1,582,993
Income tax expense     96,728     17,190      4,717      29,461                 148,096
Net income            167,845     31,925     10,145      66,416                 276,331
Total assets        6,322,077    591,892    339,539     507,337               7,760,845


* Information from other segments below the quantitative threshold are attributable to commercial finance operations, information services operations, several miscellaneous insurance companies and operations in Argentina.


The following information is shown by geographic area:

(In Thousands)
                                                     All Other
                         United States   Canada      Countries      Total
1998:
Total income             $1,746,038   $  221,419    $  38,308     $ 2,005,765
Total net income            212,770       17,409        8,425         238,604
Total long-lived assets     178,432        7,914        1,349         187,695
Total assets              9,304,860    1,042,515      168,832      10,516,207

1997:
Total income              1,535,941      172,450       20,405       1,728,796
Total net income            228,527       29,115       11,808         269,450
Total long-lived assets      96,346        6,191                      102,537
Total assets              8,615,794      655,874       50,256       9,321,924

1996:
Total income              1,407,480      155,620       19,893       1,582,993
Total net income            232,957       31,925       11,449         276,331
Total long-lived assets      69,203        5,865                       75,068
Total assets              7,129,143      591,892       39,810       7,760,845

                     NORWEST FINANCIAL, INC.

15. Fair Value of Financial Instruments.

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

Finance Receivables and Notes Receivable - Affiliates. The interest rates on the receivables outstanding at December 31, 1998 and 1997, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value.

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

Long-term Debt. Based on quoted market rates for the same or similar issues of debt or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $5,436,650,000 as of December 31, 1998 and $5,301,982,000 as of December 31,
1997.

16. Selected Quarterly Financial Data (Unaudited).

Selected quarterly financial data for 1998 and 1997 were as follows:

                                     Interest   Provision
                          Total      and Debt   for Credit      Net
(In Thousands)            Income     Expense      Losses       Income

March 31, 1997           $408,836   $ 92,879     $ 54,749     $62,777
June 30, 1997             391,047     92,934       44,627      68,309
September 30, 1997        471,614    102,042       57,819      67,640
December 31, 1997         457,299    113,881       78,682      70,724

March 31, 1998            447,151    114,350       67,176      58,690
June 30, 1998             457,823    119,703       63,304      64,306
September 30, 1998        612,203    123,787       68,935      65,534
December 31, 1998         488,588    127,944      104,859      50,074

                        NORWEST FINANCIAL, INC.

        Notes to Consolidated Financial Statements, Concluded


17. Related Parties.

Notes receivable - affiliates were $499,123,000 and $646,832,000 at December 31, 1998 and 1997, respectively. Notes receivable affiliates include a combination of short-term and long-term notes receivable. At December 31, 1998, Norwest Financial, Inc. had term loans totaling $389 million to an affiliate, Island Finance Puerto Rico, Inc. The loans have a weighted average interest rate of 8.89% and mature in 2000 and 2002. The remainder of notes outstanding at December 31, 1998 and 1997, earn interest at rates that approximate the cost of borrowings of the Company.

Income from affiliates was $63,228,000; $58,200,000; and $54,443,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Management fees paid to Norwest Corporation were $7,143,000; $5,724,000; and $5,230,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

18. Business Combination (Unaudited).

The following unaudited summary, prepared on a proforma basis, combines the consolidated results of operations of the Company for the years ended December 31, 1998 and 1997, with Reliable, TEAC, NRCS, Finvercon, and Fidelity as if the acquisitions had occurred at the beginning of each respective year presented:

(In Thousands)                                  1998            1997

Total income                                   $2,040,133    $1,947,903
Net income                                        240,061       289,458

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

On March 5, 1999, upon the recommendation of the management of Wells Fargo, the Board of Directors of the Company dismissed the Company's auditors, Deloitte & Touche LLP ("Deloitte"), subject to completion of the Company's and related entities' audits for the year ended December 31, 1998, and approved the selection of KPMG Peat Marwick LLP ("Peat"), as the Company's independent accountants for the year ending December 31, 1999.

Deloitte served as the Company's independent accountants for the years ended December 31, 1996, 1997 and 1998. Deloitte issued an unqualified opinion on the Company's consolidated financial statements as of and for the years ended December 31, 1996, 1997 and 1998. Prior to the November 2, 1998 merger of the former Wells Fargo & Company into a wholly-owned subsidiary of Norwest Corporation, Peat audited the financial statements of both Norwest Corporation and the former Wells Fargo & Company and since consummation of the merger has been the auditor of Wells Fargo. For additional information on the Company's changes in auditors, please see the Company's Current Report on Form 8-K dated March 9, 1999.

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

Omitted in accordance with General Instruction I (2) (c).

PART IV

Item 14.  Exhibits, Financial  Statement Schedules, and Reports on Form 8-K.

(a)       The following documents are filed as part of this report:

(1)       Financial Statements:

          a.  Consolidated balance sheets as of December 31, 1998 and 1997.

          b. Statements of consolidated income for the years ended December 31, 1998, 1997, and 1996.

          c. Statements of consolidated comprehensive income for the years ended December 31, 1998, 1997, and 1996.

          d. Statements of consolidated cash flows for the years ended December 31, 1998, 1997, and 1996.

          e. Statements of consolidated stockholder's equity for the years ended December 31, 1998, 1997 and 1996.

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

        4(e) Conformed copy of First Supplemental Indenture dated as of February 15, 1991, between the Company and Harris Trust and Savings Bank Trustee (Exhibit 4.4 of the Company's Form 8-K Current Report dated February 25, 1991, which is hereby incorporated by reference).

        4(f) Conformed copy of Indenture dated as of November 1, 1991, between the Company and The First National Bank of Chicago, Trustee (Exhibit 2(a) of the Company's Form 8-A Registration Statement dated May 24, 1993, which is hereby incorporated by reference).

        *(12) Computation of ratios of earnings to fixed charges for the years ended December 31, 1998, 1997, 1996, 1995, and 1994.

        *(23) Consent of Deloitte & Touche LLP.

Certain instruments with respect to long-term debt publicly issued, privately placed or borrowed from banks are not filed herewith as exhibits as the total amount of securities or indebtedness authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. In accordance with subsection (4)(iii) of paragraph
(b) of Item 601 of Regulation S-K, the Company hereby agrees to furnish copy of any such instrument to the Securities and Exchange Commission upon request. The list of subsidiaries exhibit required by Item 601 of Regulation S-K has been omitted in accordance with General Instruction I(2)(b).

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 1999.


                                   NORWEST FINANCIAL, INC.

                                   By  \S\ Dennis E. Young
                                   Executive Vice President and
                                   Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 19th day of March 1999.


\S\ David C. Wood
David C. Wood
Chairman of the Board and
President (Principal
Executive Officer)


\S\ Patricia J. McFarland
Patricia J. McFarland
Senior Vice President,
General Counsel,
Secretary, and Director



Stanley S. Stroup
Director


\S\ Dennis E. Young
Dennis E. Young
Executive Vice President and
Chief Financial Officer, and
Director
(Principal Financial Officer)


\S\ Eric Torkelson
Eric Torkelson
Senior Vice President
and Controller
(Principal Accounting Officer)