Form 10-Q
period 1999-03-31
NORWEST FINANCIAL INC
filed 1999-05-14
CIK 708481

                          Form 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
      Quarterly Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1999          Commission file number 2-80466



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of May 13, 1999.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

               PART I.  FINANCIAL INFORMATION

                   NORWEST FINANCIAL, INC.

           Consolidated Balance Sheets (Unaudited)

                   (Thousands of Dollars)

                                       March 31,       December 31,

       Assets                            1999               1998
Cash and cash equivalents            $   169,017       $   139,184

Securities available-for-sale          1,223,802         1,203,500

Finance receivables                    8,283,015         8,270,227

Less allowance for credit losses         357,213           350,984

 Finance receivables - net             7,925,802         7,919,243



Notes receivable - affiliates            442,043           499,123



Property and equipment (at cost, less
 accumulated depreciation of $139,035
 for 1999 and $135,105 for 1998)         210,604           187,695

Deferred income taxes                     68,433            60,717

Other receivables from affiliates         17,796

Other assets                             424,242           506,745


          Total assets               $10,481,739       $10,516,207





See accompanying notes to consolidated financial statements.

                   NORWEST FINANCIAL, INC.

           Consolidated Balance Sheets (Unaudited)

                   (Thousands of Dollars)

                                     March 31,        December 31,
   Liabilities and
 Stockholder's Equity                   1999             1998

Loans payable - short-term:
 Commercial paper                    $2,662,031       $2,662,321
 Affiliates                             251,363          194,453
 Other                                   47,478          237,467
Unearned insurance premiums
 and commissions                        131,689          132,793
Insurance claims and policy reserves     30,377           29,750
Accrued interest payable                105,546           96,482
Other payables to affiliates                              44,173
Other liabilities                       331,696          280,737
Senior long-term debt                 5,334,022        5,272,818

          Total liabilities           8,894,202        8,950,994



Stockholder's equity:
 Common stock without par value
  (authorized 1,000 shares, issued
   and outstanding 1,000 shares)          3,855            3,855
 Additional paid in capital             196,697          189,438
 Retained earnings                    1,382,145        1,362,370
 Accumulated other comprehensive
  income, net of income taxes             4,840            9,550

     Total stockholder's equity       1,587,537        1,565,213

     Total liabilities and
     stockholder's equity           $10,481,739      $10,516,207





See accompanying notes to consolidated financial statements.

                   NORWEST FINANCIAL, INC.

        Consolidated Statements of Income (Unaudited)

                   (Thousands of Dollars)

                                      Three Months Ended March 31,

                                          1999             1998
Income:

 Finance charges and interest          $399,160        $356,463

 Insurance premiums and commissions      30,422          39,985

 Other income                            56,013          50,703

     Total income                       485,595         447,151


Expenses:

 Operating expenses                     189,567         164,240

 Interest and debt expense              124,863         114,350

 Provision for credit losses             68,082          67,176

 Insurance losses and loss expenses      10,985          10,788

     Total expenses                     393,497         356,554

     Income before income taxes          92,098          90,597

Income taxes                             32,335          31,907

     Net income                         $59,763         $58,690






See accompanying notes to consolidated financial statements.

                   NORWEST FINANCIAL, INC.
 Consolidated Statements of Comprehensive Income (Unaudited)
                   (Thousands of Dollars)


                                        Three Months Ended March 31,
                                          1999                1998

Net income                              $59,763             $58,690

Other comprehensive income,
 before income taxes:
 Unrealized gains (losses) on
  securities available-for-sale:
   Unrealized gains (losses)
     arising during the period           (5,296)              8,265
   Less:  reclassification
     adjustment for net gains
     included in net income               2,764               1,569

                                         (8,060)              6,696

 Foreign currency
  translation adjustment                    966                 474
  Other comprehensive income
   (loss) before income taxes            (7,094)              7,170
 Income tax expense (benefit)
  related to unrealized gains
  (losses) on securities
  available-for-sale                     (2,384)              2,250

 Other comprehensive income
  (loss), net of income taxes            (4,710)              4,920

 Comprehensive income                   $55,053             $63,610





See accompanying notes to consolidated financial statements.

                     NORWEST FINANCIAL, INC.

        Consolidated Statements of Cash Flows (Unaudited)

                     (Thousands of Dollars)

                                              Three Months Ended March 31,

                                                 1999             1998
Cash flows from operating activities:
 Net income                                   $ 59,763         $  58,690
 Adjustments to reconcile net income to
  net cash flows from operating activities,
  net of effect of contributed subsidiaries:
   Provision for credit losses                  68,082            67,176
   Depreciation and amortization                13,669            10,961
   Deferred income taxes                        (4,752)            1,304
   Other receivables from affiliates           (16,709)
   Other assets                                 (1,228)            9,065
   Unearned insurance premiums
     and commissions                            (1,104)           (9,061)
   Insurance claims and policy reserves            627             2,494
   Accrued interest payable                      9,064             6,950
   Other payables to affiliates                (44,173)           32,759
   Other liabilities                            49,971            78,748

Net cash provided by operating activities      133,210           259,086

Cash flows from investing activities:
 Finance receivables:
     Principal collected                     1,846,342         1,535,671
     Receivables originated or purchased    (1,910,637)       (1,728,930)
 Proceeds from sales of securities              18,672            27,462
 Proceeds from maturities of securities         43,625            37,990
 Purchases of securities                       (90,659)         (101,859)
 Net additions to property and equipment       (25,250)          (20,817)
 Net decrease in notes receivable -
  affiliates, net of effect of
  contributed subsidiaries                      35,556             5,550
 Cash and cash equivalents of contributed
  subsidiaries received                          1,002
 Other                                         101,341           159,222

Net cash provided (used) by
 investing activities                           19,992           (85,711)
Cash flows from financing activities:
 Net decrease in loans payable - short term   (133,369)         (183,252)
 Proceeds from issuance of
     senior long-term debt                     350,000            70,446
 Repayment of senior long-term debt           (300,000)           (3,724)
 Dividends paid                                (40,000)

Net cash used by financing activities         (123,369)         (116,530)

Net increase in cash and cash equivalents       29,833            56,845

Cash and cash equivalents beginning of period  139,184            94,600

Cash and cash equivalents end of period       $169,017         $ 151,445


See accompanying notes to consolidated financial statements.

                             NORWEST FINANCIAL, INC.

           Consolidated Statements of Stockholder's Equity (Unaudited)

                             (Thousands of Dollars)

                                                                      Accumulated Other
                                                                   Comprehensive Income (Loss)
                                                                              Unrealized Gains
                                        Additional                 Foreign     on Securities
                                Common   Paid In     Retained      Currency     Available-
                                Stock    Capital     Earnings     Translation    for-Sale       Total

Balance, December 31, 1997     $3,855     $185,410   $1,167,418   $ (8,757)    $15,864       $1,363,790

Comprehensive income:
  Net income                                             58,690                                  58,690
  Other                                                                474       4,446            4,920

Balance, March 31, 1998        $3,855     $185,410   $1,226,108   $ (8,283)    $20,310       $1,427,400



Balance, December 31, 1998     $3,855     $189,438   $1,362,370   $(13,530)    $23,080       $1,565,213

Comprehensive income:
  Net income                                             59,763                                  59,763
  Other                                                                966      (5,676)          (4,710)

Contributed subsidiaries                     7,259           12                                   7,271

Dividends                                               (40,000)                                (40,000)

Balance, March 31, 1999        $3,855     $196,697   $1,382,145   $(12,564)    $17,404       $1,587,537



See accompanying notes to consolidated financial statements.

                   NORWEST FINANCIAL, INC.

   Notes to Consolidated Financial Statements (Unaudited)


The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1998 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included.

1.   Principles of Consolidation.

The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent") which is a wholly-owned subsidiary of Wells Fargo & Company ("Wells Fargo").

2.   Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $938 million of consolidated stockholder's equity was unrestricted at March 31, 1999.

3.   Other Income.

Income from affiliates was $12.1 million and $14.8 million for the three months ended March 31, 1999 and 1998, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $18.6 million and $17.8 million for the three months ended March 31, 1999 and 1998, respectively.

4.   Reclassifications.

Certain amounts in the 1998 financial statements have been reclassified to conform to the presentation used in the 1999 financial statements.

                   NORWEST FINANCIAL, INC.

   Notes to Consolidated Financial Statements (Unaudited)


5.   Finance Receivables.

Finance receivables are as follows:

                                         March 31,        December 31,

(In Thousands)                            1999               1998
United States consumer finance:
 Loans secured by real estate           $2,004,927        $1,889,410
 Loans not secured by real estate        1,088,195         1,124,381

  Total loans                            3,093,122         3,013,791

 Sales finance contracts                 1,145,337         1,191,675
 Credit cards                              476,966           489,131

  Total United States consumer finance   4,715,425         4,694,597

Canadian consumer finance:
 Loans secured by real estate               75,327            71,011
 Loans not secured by real estate          401,085           390,612

  Total loans                              476,412           461,623

 Sales finance contracts                   435,454           474,924
 Credit cards                                8,470             7,608

  Total Canadian consumer finance          920,336           944,155

Automobile finance                       2,029,542         2,022,813

Other                                      617,712           608,662

  Total finance receivables             $8,283,015        $8,270,227


                     NORWEST FINANCIAL, INC.

     Notes to Consolidated Financial Statements (Unaudited)


6.   Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

                                      Three Months Ended March 31,

(In Thousands)                          1999               1998

Allowance for credit losses
 beginning of period                  $350,984           $297,800

Provision for credit losses
 charged to expense                     68,082             67,176

Write-offs                             (76,101)           (78,892)

Recoveries                              14,248             12,632

Allowance related to receivables
 contributed or acquired                                    6,627

Allowance for credit losses
 end of period                        $357,213           $305,343


7.   Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

                                      Three Months Ended March 31,

(In Thousands)                          1999               1998

Cash paid (refunded) for:
 Interest                             $116,184           $109,499
 Income taxes                           73,140             (1,967)

                             NORWEST FINANCIAL, INC.

             Notes to Consolidated Financial Statements (Unaudited)


8.   Segment Information.

The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance.  The Company's operating segments are determined by product type and geography.
U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 763 consumer finance branches in 46 states, Guam, Saipan, and Puerto Rico.  The U.S.
consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through
148 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 221 branches in 33 states and Puerto Rico.  Results from insurance operations are included in the appropriate segment.

Selected quarterly financial information for each segment is shown below:

(In Thousands)
                                 U.S.   Canadian
Three Months Ended            Consumer  Consumer   Automobile
March 31, 1999:                Finance   Finance     Finance    Other*    Eliminations     Total

Finance charges and interest  $224,571   $57,311   $95,568      $21,710    $              $399,160
Intersegment income                                              11,397     (11,397)
Total income                   282,577    62,932   100,021       51,462     (11,397)       485,595
Net income                      35,049     7,526    11,551        5,637                     59,763

Three Months Ended
March 31, 1998:

Finance charges and interest   226,156    38,858    73,605       17,844                    356,463
Intersegment income                                              12,673     (12,673)
Total income                   287,398    43,593    77,390       51,443     (12,673)       447,151
Net income                      31,568     6,418     5,951       14,753                     58,690

* Information from other segments below the quantitative threshold are attributable to commercial finance operations, information services operations, several miscellaneous insurance companies and operations in Argentina.


                     NORWEST FINANCIAL, INC.

      Notes to Consolidated Financial Statements (Unaudited)


9.   Business Combinations.

Effective January 1, 1999, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Aman Collection Service, Inc. and Aman Collection Service 1, Inc. (collectively referred to as "Aman"). This capital contribution was accounted for as a merger of interests under common control. Aman's headquarters are in Aberdeen, South Dakota and its principal business is collection services.

Effective January 21, 1999, the Parent made a capital contribution, without consideration, to the Company of the assets (along with and subject to the liabilities) and other related leasehold or property interests or rights formerly held by Mid-Penn Consumer Discount Company ("Mid-Penn"). Immediately preceding the capital contribution, Mid-Penn had merged with and into the Parent, and the Parent was the surviving corporation. This capital contribution was accounted for as a merger of interests under common control. Mid-Penn's headquarters were in Philadelphia, Pennsylvania and its principal business was consumer finance. Mid-Penn had finance receivables outstanding of $10 million at the time of the merger into the parent.

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

Norwest Financial's total income (revenue) increased 9% for the first three months ($485.6 million in the first three months of 1999 compared with $447.2 million in the first three months of 1998).

Income from finance charges and interest increased 12% for the first three months ($399.2 million in the first three months of 1999 compared with $356.5 million in the first three months of 1998). Changes in income from finance charges and interest result primarily from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first three months of 1999 increased 17% from the first three months of 1998; average U.S. consumer finance receivables outstanding increased 4%, average Canadian consumer finance receivables outstanding increased 51%, average automobile finance receivables outstanding increased 41%, and average other finance receivables outstanding increased 24%.


                                        Three Months Ended March 31,

Rate of charge on finance receivables:      1999           1998

 U.S. consumer finance                      19.08%         19.90%
 Canadian consumer finance                  24.57          25.23
 Automobile finance                         18.85          20.54
 Other                                      14.30          14.51
  Total                                     19.29          20.12

                        NORWEST FINANCIAL, INC.
                  Management's Discussion and Analysis
        of Financial Condition and Results of Operations, Continued


The increases in income from finance charges and interest was due primarily to growth in average receivables outstanding. This was offset in part by the decline in the rate of charge. Growth in average receivables for all categories was due primarily to various acquisitions combined with regular business activity. The majority of the increase in Canadian consumer finance average receivables was due to the acquisition of T. Eaton Acceptance Co. Limited and National Retail Credit Services Limited, effective April 21, 1998. The majority of the increase in automobile finance average receivables was due to the capital contribution by the Parent to the Company, of the issued and outstanding shares of capital stock of Reliable Financial Services, Inc., effective June 30, 1998, along with the acquisition of automobile sales finance contracts from Sunstar Acceptance Corporation, a division of NationsBank, in October 1998. The majority of the increase in other average receivables was due to significant receivable growth of Norwest Financial Preferred Capital, Inc., a subsidiary of the Company which began rediscounting to commercial entities in 1997. Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions decreased 24% ($30.4 million in the first three months of 1999 compared with $40.0 million in the first three months of 1998.) The decreases were primarily due to decreases in insurance premiums and commissions on multiple peril crop insurance. Multiple peril crop insurance is a government-sponsored program. The Company's profit or loss from its multiple peril crop insurance is determined after the crop season ends on the basis of a profit sharing formula established by law and the Risk Management Agency, a division of the United States Department of Agriculture. The profit or loss on multiple peril crop insurance is primarily recognized in the third and fourth quarters of the calendar year. This profit sharing formula requires estimates to be made as to the amount of premiums and losses that will be allocated to the Company by the Risk Management Agency.
The actual amounts are received from the Risk Management Agency in the following quarter and any difference is recorded in that quarter. Insurance losses and loss expenses increased 2% ($11.0 million in the first three months of 1999 compared with $10.8 million in the first three months of 1998.)

Other income increased 10% ($56.0 million in the first three months of 1999 compared with $50.7 million in the first three months of 1998). The increase in other income was due primarily to collection service income of Aman, which was contributed to the Company by the Parent effective January 1, 1999.

                   NORWEST FINANCIAL, INC.

             Management's Discussion and Analysis
  of Financial Condition and Results of Operations, Continued


Operating expenses increased 15% ($189.6 million in the first three months of 1999 compared with $164.2 million in the first three months of
1998). The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion, including various acquisitions after the first quarter of 1998.

Interest and debt expense increased 9% ($124.9 million in the first three months of 1999 compared with $114.4 million in the first three months of 1998). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first three months of 1999 increased 11% from the first three months of 1998.

                                 Three Months Ended March 31,

Costs of funds:                       1999         1998

     Short-term                       5.14%        5.62%
     Long-term                        6.64         6.74
     Total                            6.14         6.44


Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable - affiliates increased 11% from the first three months of 1998.

Provision for credit losses increased 1% ($68.1 million in the first three months of 1999 compared with $67.2 million in the first three months of 1998). Net write-offs decreased 7% in the first three months of 1999.

                                          Three Months Ended March 31,

Net write-offs, not annualized, as a
 percentage of average net receivables
 outstanding:                                1999              1998

     U.S. consumer finance                    .63%              .85%
     Canadian consumer finance               1.10               .94
     Automobile finance                      1.07              1.47
     Other                                    .05               .18
      Total                                   .75               .93

                      NORWEST FINANCIAL, INC.

                Management's Discussion and Analysis
      of Financial Condition and Results of Operations, Continued


During 1999 the provision for credit losses exceeded net write-offs by $6.2 million. At March 31, 1999, the Company had an allowance for credit losses of $357.2 million (4.31% of receivables) compared with $351.0 million (4.24% of receivables) at December 31, 1998. There were no material changes in estimation methods and assumptions during 1999 and 1998. Non-accrual automobile and commercial receivables were $27.4 million at March 31, 1999 compared with $32.5 million at December 31, 1998. In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $122.7 million at March 31, 1999 compared with $123.7 million at December 31, 1998. Management believes the allowance for credit losses at March 31, 1999, is adequate to absorb expected losses in the finance receivables portfolio.

Income taxes increased 1% ($32.3 million in the first three months of 1999 compared with $31.9 million in the first three months of 1998). Income before income taxes increased 2% ($92.1 million in the first three months of 1999 compared with $90.6 million in the first three months of 1998.) The effective tax rate was 35.1% for the first three months of 1999 compared with 35.2% for the first three months of 1998.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At March 31, 1999, lines of credit and revolving credit agreements totaling $1,827 million were being maintained at 32 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Dial Bank and Dial National Bank, have access to federal funds borrowings. At March 31, 1999, federal funds availability at the two banks was $378 million.

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

                   NORWEST FINANCIAL, INC.

              Management's Discussion and Analysis
   of Financial Condition and Results of Operations, Continued


During 1998 and 1999, Norwest Financial continued with its company-wide project to prepare Norwest Financial's systems for Year 2000 compliance. The Year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. "Systems" include all hardware, networks, system and application software, and commercial "off the shelf" software, and embedded technology such as properties/date impacted processors in automated systems such as elevators, telephone systems, security, heating and cooling systems and others. Priority is given to "mission critical" systems. A system is considered "mission critical" if it is vital to the successful continuation of a core business activity.

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

                     NORWEST FINANCIAL, INC.

               Management's Discussion and Analysis
    of Financial Condition and Results of Operations, Continued


Norwest Financial may be affected by the Year 2000 compliance issues of governmental agencies, business and other entities who provide data to, or receive data from, Norwest Financial, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to Norwest Financial. Norwest Financial's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties and governmental entities and the testing of major external interfaces with third parties which Norwest Financial has determined are critical. Norwest Financial is primarily engaged in the consumer and automobile finance business. The average balance outstanding with any individual customer is not significant. As a result Norwest Financial does not plan to test the Year 2000 compliance of any borrowers. Norwest Financial has tested mainframe and mid-range software applications included in the company's systems. Norwest Financial is testing the Year 2000 compliance of its mission critical vendors. In addition, Norwest Financial is obtaining representations and warranties of the Year 2000 compliance of its major vendors. In addition to assessing the readiness of these external parties, Norwest Financial is developing contingency plans which will include recovery plans and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact Norwest Financial's ability to perform mission critical functions.
These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999. The contingency plans will be validated and subject to review by a qualified independent party. Specific plans for the turn of the century event, December 31, 1999 through January 3, 2000 will be completed and tested during the third quarter of 1999. The Company has used independent verification and validation processes in determining its Year 2000 compliance. The Company did not rely on automated tools for verification and validation.

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

Through March 31, 1999, Norwest Financial has incurred charges of $4.8 million related to its Year 2000 project. This represents less than 10% of its information technology budget. Charges include $3.2 million related to the cost of internal staff redeployed to the Year 2000 project, as well as $.5 million for external consulting costs and $1.1 million for costs of accelerated replacement of hardware and software due to Year 2000 issues. Norwest Financial currently estimates that its total cost for the Year 2000 project will be $5.3 million. The redeployment of internal staff has not delayed other information technology projects, and thus will not have an impact on the financial condition or results of operations.

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

                   PART II.  OTHER INFORMATION

                     NORWEST FINANCIAL, INC.

Item 5.  Other Information

               RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:


   Three Months Ended                     Years Ended December 31,
     March 31, 1999                 1998    1997    1996    1995    1994
          1.72                      1.72    2.00    2.11    2.13    2.26


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)   Computation of ratios of earnings to fixed charges for
               the years ended December 31, 1998, 1997, 1996, 1995
               and 1994 and the three months ended March 31, 1999.

(b)  Reports on 8-K

Two reports on Form 8-K were filed during the quarter for which this report is filed. Accordingly, the following information is furnished:

A Form 8-K Current Report dated January 21, 1999 was filed, pursuant to
Item 5. (Other Events), to place on file a copy of the Press Release issued on January 21, 1999 announcing the consolidated financial results of Norwest Financial, Inc. ("NFI") and its subsidiaries for the year ended December 31, 1998.

A Form 8-K Current Report dated March 5, 1999 was filed (i) to report, pursuant to Item 4. (Change in Registrant's Certifying Accountant), that the Board of Directors of NFI dismissed Deloitte & Touche LLP and approved the selection of KPMG Peat Marwick LLP as NFI's independent accountants for the year ending December 31, 1999 and (ii) to place on file a copy of the March 5, 1999 letter of Deloitte & Touche LLP to the Securities and Exchange Commission pursuant to Item 304 (a) (3) of Regulation S-K.

                     S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NORWEST FINANCIAL, INC.

Date:     May 13, 1999

                           By \S\ Eric Torkelson
                              Eric Torkelson
                              Senior Vice President and Controller
                              (Principal Accounting Officer)