Form 10-Q
period 1999-06-30
NORWEST FINANCIAL INC
filed 1999-08-06
CIK 708481

                                Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1999        Commission file number 2-80466



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of August 6, 1999.

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                     PART I.  FINANCIAL INFORMATION
                         NORWEST FINANCIAL, INC.
                Consolidated Balance Sheets (Unaudited)
                         (Thousands of Dollars)

                                      June 30,       December 31,

     Assets                             1999              1998
Cash and cash equivalents            $  127,417       $  139,184

Securities available-for-sale         1,219,215        1,203,500

Finance receivables                   8,526,840        8,270,227

Less allowance for credit losses        357,314          350,984

 Finance receivables - net            8,169,526        7,919,243



Notes receivable - affiliates           421,713          499,123



Property and equipment (at cost, less
 accumulated depreciation of $144,611
 for 1999 and $135,105 for 1998)        236,425          187,695

Deferred income taxes                    72,934           60,717

Other receivables from affiliates        48,923

Other assets                            466,901          506,745


     Total assets                   $10,763,054      $10,516,207






See accompanying notes to consolidated financial statements.

                         NORWEST FINANCIAL, INC.
                 Consolidated Balance Sheets (Unaudited)
                         (Thousands of Dollars)

                                         June 30,     December 31,
Liabilities and
Stockholder's Equity                      1999           1998

Loans payable - short-term:
 Commercial paper                      $2,505,882     $2,662,321
 Affiliates                               320,105        194,453
 Other                                     49,763        237,467
Unearned insurance premiums
 and commissions                          136,520        132,793
Insurance claims and policy reserves       31,962         29,750
Accrued interest payable                   92,488         96,482
Other payables to affiliates                              44,173
Other liabilities                         391,981        280,737
Senior long-term debt                   5,644,937      5,272,818

     Total liabilities                  9,173,638      8,950,994


Stockholder's equity:
 Common stock without par value
  (authorized 1,000 shares, issued
   and outstanding 1,000 shares)            3,855          3,855
 Additional paid in capital               196,697        189,438
 Retained earnings                      1,393,809      1,362,370
 Accumulated other comprehensive
  income (loss), net of income taxes       (4,945)         9,550

     Total stockholder's equity         1,589,416      1,565,213

     Total liabilities and
     stockholder's equity             $10,763,054    $10,516,207






See accompanying notes to consolidated financial statements.

                         NORWEST FINANCIAL, INC.
                 Consolidated Statements of Income (Unaudited)
                         (Thousands of Dollars)

                                  Quarter Ended June 30,   Six Months Ended June 30,

                                     1999        1998          1999           1998
Income:
 Finance charges and interest      $402,246    $365,545    $  801,406     $  722,008

 Insurance premiums and commissions 123,908     146,305       154,330        186,290

 Other income                        55,769      60,797       111,782        111,500

     Total income                   581,923     572,647     1,067,518      1,019,798


Expenses:
 Operating expenses                 189,930     167,985       379,497        332,225

 Interest and debt expense          125,745     119,703       250,608        234,053

 Provision for credit losses         58,801      63,304       126,883        130,480

 Insurance losses and loss expenses  94,635     122,537       105,620        133,325

     Total expenses                 469,111     473,529       862,608        830,083

     Income before income taxes     112,812      99,118       204,910        189,715

Income taxes                         41,148      34,812        73,483         66,719

     Net income                    $ 71,664    $ 64,306      $131,427     $  122,996





See accompanying notes to consolidated financial statements.

                          NORWEST FINANCIAL, INC.
            Consolidated Statements of Comprehensive Income (Unaudited)
                            (Thousands of Dollars)

                                  Quarter Ended June 30,   Six Months Ended June 30,

                                    1999          1998       1999       1998
Net income                        $71,664       $64,306    $131,427   $122,996

Other comprehensive income (loss),
 before income taxes:
 Unrealized gains (losses) on
  securities available-for-sale:
   Unrealized gains (losses)
     arising during the period    (15,034)        3,413     (20,330)    11,678
   Less:  reclassification
     adjustment for net gains
     included in net income         3,082         2,038       5,846      3,607

                                  (18,116)        1,375     (26,176)     8,071

 Foreign currency
  translation adjustment            2,016        (2,185)      2,982     (1,711)
  Other comprehensive income
   (loss) before income taxes     (16,100)         (810)    (23,194)     6,360
Income tax expense (benefit)
 related to unrealized gains
 (losses) on securities
 available-for-sale                (6,315)          444      (8,699)     2,694

Other comprehensive income
 (loss), net of income taxes       (9,785)       (1,254)    (14,495)     3,666

     Comprehensive income         $61,879       $63,052    $116,932   $126,662




See accompanying notes to consolidated financial statements.

                           NORWEST FINANCIAL, INC.
              Consolidated Statements of Cash Flows (Unaudited)
                            (Thousands of Dollars)

                                               Six Months Ended June 30,
                                                  1999           1998
Cash flows from operating activities:
 Net income                                     $131,427       $122,996
 Adjustments to reconcile net income to
  net cash flows from operating activities,
  net of effect of contributed subsidiaries:
   Provision for credit losses                   126,883        130,480
   Depreciation and amortization                  27,341         23,728
   Deferred income taxes                          (2,129)         2,777
   Other receivables from affiliates             (47,836)
   Other assets                                  (49,516)       (81,011)
   Unearned insurance premiums
     and commissions                               3,727         (6,573)
   Insurance claims and policy reserves            2,212          1,252
   Accrued interest payable                       (3,994)         4,597
   Other payables to affiliates                  (44,173)        19,856
   Other liabilities                             110,256        175,788

Net cash provided by operating activities        254,198        393,890

Cash flows from investing activities:
 Finance receivables:
  Principal collected                          3,692,815      3,208,816
  Receivables originated or purchased         (4,059,635)    (3,532,603)
 Proceeds from sales of securities                92,857         74,477
 Proceeds from maturities of securities           95,464         93,770
 Purchases of securities                        (230,212)      (218,911)
 Net additions to property and equipment         (57,238)       (41,715)
 Net decrease (increase) in notes receivable -
  affiliates, net of effect of
  contributed subsidiaries                        55,886       (226,793)
 Cash and cash equivalents of contributed
  subsidiaries received                            1,002            503
 Other                                           117,943         62,641

Net cash used by investing activities           (291,118)      (579,815)

Cash flows from financing activities:
 Net increase (decrease) in loans
  payable - short term                          (218,491)        218,208
 Proceeds from issuance of
  senior long-term debt                          701,834         216,451
 Repayment of long-term debt:
  Senior                                        (358,190)      (159,891)
  Subordinated                                                   (2,000)
 Dividends paid                                 (100,000)

Net cash provided by financing activities         25,153        272,768

Net increase (decrease) in cash and
  cash equivalents                               (11,767)        86,843

Cash and cash equivalents beginning of period    139,184         94,600

Cash and cash equivalents end of period         $127,417     $  181,443


See accompanying notes to consolidated financial statements.

                            NORWEST FINANCIAL, INC.
          Consolidated Statements of Stockholder's Equity (Unaudited)
                            (Thousands of Dollars)

                                                                  Accumulated Other
                                                             Comprehensive Income (Loss)

                                                                        Unrealized Gains
                                                                          (Losses) on
                                     Additional                Foreign     Securities
                              Common  Paid In    Retained     Currency     Available-
                              Stock   Capital    Earnings    Translation    for-Sale      Total

Balance, December 31, 1997    $3,855  $185,410  $1,167,418    $ (8,757)     $ 15,864    $1,363,790

Comprehensive income:
  Net income                                       122,996                                 122,996
  Other                                                         (1,711)        5,377         3,666

Contributed subsidiaries                 4,028       6,348                                  10,376

Balance, June 30, 1998        $3,855  $189,438  $1,296,762    $(10,468)     $ 21,241    $1,500,828


Balance, December 31, 1998    $3,855  $189,438  $1,362,370    $(13,530)     $ 23,080    $1,565,213

Comprehensive income:
  Net income                                       131,427                                 131,427
  Other                                                          2,982       (17,477)      (14,495)

Contributed subsidiaries                 7,259          12                                   7,271

Dividends                                         (100,000)                               (100,000)

Balance, June 30, 1999        $3,855  $196,697  $1,393,809    $(10,548)     $  5,603    $1,589,416




See accompanying notes to consolidated financial statements.

                         NORWEST FINANCIAL, INC.
         Notes to Consolidated Financial Statements(Unaudited)

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1998 Annual
Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.   Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth
(as defined). Approximately $939 million of consolidated stockholder's equity was unrestricted at June 30, 1999.

3.   Other Income.

Income from affiliates was $11.5 million and $17.7 million for the quarters ended June 30, 1999 and 1998, respectively, and $23.6 million and $32.5 million for the six months ended
June 30, 1999 and 1998, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $18.7 million and $18.3 million for the quarters ended June 30, 1999 and 1998, respectively, and $37.3 million and $36.1 million for the six months ended June 30, 1999 and 1998, respectively.

4.   Reclassifications.

Certain amounts in the 1998 financial statements have been reclassified to conform to the presentation used in the 1999 financial statements.

                        NORWEST FINANCIAL, INC.
        Notes to Consolidated Financial Statements (Unaudited)


5.   Finance Receivables.

Finance receivables are as follows:

                                        June 30,     December 31,

(In Thousands)                            1999           1998
United States consumer finance:
 Loans secured by real estate          $2,080,778     $1,889,410
 Loans not secured by real estate       1,136,422      1,124,381

  Total loans                           3,217,200      3,013,791

 Sales finance contracts                1,144,840      1,191,675
 Credit cards                             489,888        489,131

  Total United States consumer finance  4,851,928      4,694,597

Canadian consumer finance:
 Loans secured by real estate              79,092         71,011
 Loans not secured by real estate         414,888        390,612

  Total loans                             493,980        461,623

 Sales finance contracts                  451,149        474,924
 Credit cards                              10,552          7,608

  Total Canadian consumer finance         955,681        944,155

Automobile finance                      2,084,717      2,022,813

Other                                     634,514        608,662

  Total finance receivables            $8,526,840     $8,270,227



                        NORWEST FINANCIAL, INC.
         Notes to Consolidated Financial Statements (Unaudited)


6.   Allowance for Credit Losses.


The analysis of the allowance for credit losses is as follows:

                                Quarter Ended June 30,    Six Months Ended June 30,

(In Thousands)                    1999        1998          1999           1998
Allowance for credit losses
 beginning of period            $357,213    $305,343      $350,984       $297,800

Provision for credit losses
 charged to expense               58,801      63,304       126,883        130,480

Write-offs                       (71,695)    (74,142)     (147,796)      (153,034)

Recoveries                        12,995      12,471        27,243         25,103

Allowance related to receivables
 contributed or acquired                      25,199                       31,826

Allowance for credit losses
 end of period                   $357,314   $332,175      $357,314       $332,175




7.   Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

                        Quarter Ended June 30,      Six Months Ended June 30,

(In Thousands)            1999          1998          1999            1998

Cash paid for:
 Interest               $138,295      $119,125      $254,479        $228,624
 Income taxes             60,135        49,156       133,275          47,189

                         NORWEST FINANCIAL, INC.
         Notes to Consolidated Financial Statements (Unaudited)

8.   Segment Information.

The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance.  The Company's operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 761 consumer finance branches in 46 states, Guam, Saipan, and Puerto Rico.  The U.S.
consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 148 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 217 branches in 32 states and Puerto Rico.  Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:


(In Thousands)
                         U.S.             Canadian
                       Consumer           Consumer        Automobile
                       Finance            Finance           Finance            Other*           Eliminations            Total
Quarter Ended
  June 30,:          1999     1998      1999     1998     1999     1998     1999     1998      1999      1998      1999       1998

Finance charges and
  interest         $225,704 $220,226 $ 59,253 $ 52,338 $ 95,661 $ 74,134 $ 21,628 $ 18,847 $         $         $  402,246 $  365,545
Intersegment income                                                        11,542   12,538  (11,542)  (12,538)
Total income        284,281  288,411   66,660   57,755   99,967   78,005  142,557  161,014  (11,542)  (12,538)    581,923    572,647
Net income           34,944   41,792    8,996    5,747   14,038    5,432   13,686   11,335                         71,664     64,306


Six Months Ended June 30,:

Finance charges and
  interest          450,275  446,382  116,564   91,196  191,229  147,739   43,338   36,691                        801,406    722,008
Intersegment income                                                        22,939   25,211   (22,939)  (25,211)
Total income        566,858  575,809  129,592  101,348  199,988  155,395  194,019  212,457   (22,939)  (25,211) 1,067,518  1,019,798
Net income           69,993   73,360   16,522   12,165   25,589   11,383   19,323   26,088                        131,427    122,996


* Information from other segments below the quantitative threshold are attributable to commercial finance operations, information services operations, miscellaneous insurance companies, collection services, and operations in Argentina.


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

Norwest Financial's performance for the second quarter of 1999 closely paralleled performance for the first six months of 1999. The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

Norwest Financial's total income (revenue) increased 5% for the first six months ($1,067.5 million in the first six months of 1999 compared with $1,019.8 million in the first six months of 1998).

Income from finance charges and interest increased 11% for the first six months ($801.4 million in the first six months of 1999 compared with $722.0 million in the first six months of 1998). Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 1999 increased 16% from the first six months of 1998; average U.S. consumer finance receivables outstanding increased 5%, average Canadian consumer finance receivables outstanding increased 30%, average automobile finance receivables outstanding increased 41%, and average other finance receivables outstanding increased 21%.

                                            Six Months Ended June 30,

Rate of charge on finance receivables:         1999           1998

 U.S. consumer finance                        19.04%         19.83%
 Canadian consumer finance                    24.84          25.34
 Automobile finance                           18.76          20.46
 Other                                        14.23          14.47
  Total                                       19.27          20.13

                        NORWEST FINANCIAL, INC.
                  Management's Discussion and Analysis
      of Financial Condition and Results of Operations, Continued


The increases in income from finance charges and interest was due predominantly to growth in average receivables outstanding. This was offset in part by the decline in the rate of charge. Growth in average receivables for all categories was due predominantly to various acquisitions combined with regular business activity. Substantially all of the increase in Canadian consumer finance average receivables was due to the acquisition of
T. Eaton Acceptance Co. Limited and National Retail Credit Services Limited, effective April 21, 1998. Substantially all of the increase in automobile finance average receivables was due to the capital contribution by the Parent to the Company, of the issued and outstanding shares of capital stock of Reliable Financial Services, Inc., effective June 30, 1998, along with the acquisition of automobile sales finance contracts from Sunstar Acceptance Corporation, a division of NationsBank, in October 1998. Most of the increase in other average receivables was due to significant receivable growth of Norwest Financial Preferred Capital, Inc., a subsidiary of the Company which began rediscounting to commercial entities in 1997. Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions decreased 17% ($154.3 million in the first six months of 1999 compared with $186.3 million in the first six months of 1998.) Insurance losses and loss expenses decreased 21% ($105.6 million in the first six months of 1999 compared with $133.3 million in the first six months of 1998.) The decreases were predominantly due to decreases in insurance premiums and commissions and insurance losses and loss expenses on multiple peril crop insurance.

Other income increased less than 1% ($111.8 million in the first six months of 1999 compared with $111.5 million in the first six months of 1998).

Operating expenses increased 14% ($379.5 million in the first six months of 1999 compared with $332.2 million in the first six months of 1998). The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion, including various acquisitions during 1998.

Interest and debt expense increased 7% ($250.6 million in the first six months of 1999 compared with $234.1 million in the first six months of 1998). Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first six months of 1999 increased 10% from the first six months of 1998.

                                   Six Months Ended June 30,

Costs of funds:                        1999        1998

     Short-term                        5.07%       5.64%
     Long-term                         6.59        6.76
     Total                             6.09        6.45

                       NORWEST FINANCIAL, INC.
                  Management's Discussion and Analysis
      of Financial Condition and Results of Operations, Continued


Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates. Average finance receivables and notes receivable
- affiliates increased 10% from the first six months of 1998.

Provision for credit losses decreased 3% ($126.9 million in the first six months of 1999 compared with $130.5 million in the first six months of 1998). Net write-offs decreased 6% in the first six months of 1999.


                                         Six Months Ended June 30,

Net write-offs, not annualized, as a
 percentage of average net receivables
 outstanding:                                1999          1998

     U.S. consumer finance                   1.18%         1.55%
     Canadian consumer finance               2.15          2.02
     Automobile finance                      1.84          2.94
     Other                                   1.14           .27
      Total                                  1.45          1.78

During 1999, the provision for credit losses exceeded net write-offs by $6.3 million. At June 30, 1999, the Company had an allowance for credit losses of $357.3 million (4.19% of receivables) compared with $351.0 million (4.24% of receivables) at December 31, 1998. There were no material changes in estimation methods and assumptions during 1999 and 1998. Non-accrual automobile and other receivables were $41.3 million at June 30, 1999 compared with $32.5 million at December 31, 1998. In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $99.8 million at June 30, 1999 compared with $123.7 million at December 31, 1998. Management believes the allowance for credit losses at June 30, 1999, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

Income taxes increased 10% ($73.5 million in the first six months of 1999 compared with $66.7 million in the first six months of 1998). Income before income taxes increased 8% ($204.9 million in the first six months of 1999 compared with $189.7 million in the first six months of 1998.) The effective tax rate was 35.9% for the first six months of 1999 compared with 35.2% for the first six months of 1998.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At June 30, 1999, lines of credit and revolving credit agreements totaling $1,817 million were being maintained at 31 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Dial Bank and Dial National Bank, have access to federal funds borrowings. At June 30, 1999, federal funds availability at the two banks was $379 million.

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

Norwest Financial may be affected by the Year 2000 compliance issues of governmental agencies, business and other entities who provide data to, or receive data from, Norwest Financial, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to Norwest Financial. Norwest Financial's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties and governmental entities and the testing of major external interfaces with third parties which Norwest Financial has determined are critical. Norwest Financial is primarily engaged in the consumer and automobile finance business. The average balance outstanding with any individual customer is not significant. As a result Norwest Financial does not plan to test the Year 2000 compliance of any borrowers. Norwest Financial has tested mainframe and mid-range software applications included in the company's systems. Norwest Financial is testing the Year 2000 compliance of its mission critical vendors. In addition, Norwest Financial is obtaining representations and warranties of the Year 2000 compliance of its major vendors. In addition to assessing the readiness of these external parties, Norwest Financial has developed contingency plans which include recovery plans and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact Norwest Financial's ability to perform mission critical functions. These contingency plans have been substantially completed. The contingency plans have been validated and subject to review by a qualified independent party. Specific plans for the turn of the century event, December 31, 1999 through January 3, 2000 will be completed and tested during the third quarter of 1999. The Company has used independent verification and validation processes in determining its Year 2000 compliance. The Company did not rely on automated tools for verification and validation.

Norwest Financial has substantially completed Phases I, II, III and IV of its Year 2000 project, and believes all mission critical functions are Year 2000 compliant. In the area of embedded technology, or non-information technology systems, Norwest Financial has completed Phases I, II, III, and IV of the Year 2000 project. The Company believes all mission critical embedded technology is Year 2000 compliant.

                        NORWEST FINANCIAL, INC.
                  Management's Discussion and Analysis
      of Financial Condition and Results of Operations, Continued


Through June 30, 1999, Norwest Financial has incurred charges of $5.0 million related to its Year 2000 project. This represents less than 10% of its information technology budget. Charges include $3.4 million related to the cost of internal staff redeployed to the Year 2000 project, as well as $.5 million for external consulting costs and $1.1 million for costs of accelerated replacement of hardware and software due to Year 2000 issues. Norwest Financial currently estimates that its total cost for the Year 2000 project will be $5.4 million. The redeployment of internal staff has not delayed other information technology projects, and thus will not have an impact on the financial condition or results of operations.

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

                       PART II.  OTHER INFORMATION
                         NORWEST FINANCIAL, INC.

Item 5.  Other Information.

                   RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

   Six Months Ended                Years Ended December 31,
     June 30, 1999          1998    1997     1996    1995    1994

        1.80                1.72    2.00     2.11    2.13    2.26


The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)   Computation of ratios of earnings to fixed
               charges for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and the six
               months ended June 30, 1999.

(b)  Reports on 8-K

One report on Form 8-K/A was filed during the quarter for which this report is filed. Accordingly, the following information is furnished.

Norwest Financial, Inc. ("NFI") previously filed a Current Report on Form 8-K dated March 5, 1999 to report, pursuant to Item 4 (Change in Registrant's Certifying Accountant), that the Board of Directors of NFI dismissed
Deloitte & Touche LLP (subject to the completion of NFI's and related entities' audits for the year ended December 31, 1998) and approved the selection of KPMG LLP as NFI's independent accountants for the year ending December 31, 1999. Such Form 8-K Current Report also placed on file a copy of the March 5, 1999 letter of Deloitte & Touche LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K. NFI's audit for the year ended December 31, 1998 was subsequently completed by Deloitte & Touche LLP. A Current Report on Form 8-K/A was filed (i) to update the disclosures required by Item 304 of Regulation S-K (as set forth in the previously filed Form 8-K Current Report) through the completion of the 1998 audit, and (ii) to place on file a copy of the May 21, 1999 letter of Deloitte & Touche LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K.

                           S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORWEST FINANCIAL, INC.
Date:  August 6, 1999

                                    By \S\  Eric Torkelson
                                    Eric Torkelson
                                    Senior Vice President and Controller
                                   (Principal Accounting Officer)