Form 10-Q
period 1999-09-30
NORWEST FINANCIAL INC
filed 1999-11-10
CIK 708481

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999
Commission file number 2-80466

Norwest Financial, Inc.
(Exact name of registrant as specified in its charter)

Iowa	42 1186565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
206 Eighth Street, Des Moines, Iowa	50309
(Address of principal executive offices)	(Zip Code)

(515) 243-2131
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of November 5, 1999.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

    NORWEST FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	September 30, 1999	December 31, 1998
Assets
Cash and cash equivalents	$184,419	$139,184
Securities available-for-sale	1,209,755	1,203,500
Finance receivables	8,800,985	8,270,227
Less allowance for credit losses	363,896	350,984

Finance receivables—net	8,437,089	7,919,243

Notes receivable—affiliates	383,900	499,123
Property and equipment (at cost, less accumulated depreciation of $150,837 for 1999 and $135,105 for 1998)	248,086	187,695
Deferred income taxes	76,950	60,717
Other receivables from affiliates	25,053
Other assets	454,822	506,745

Total assets	$11,020,074	$10,516,207

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited) (Continued)

(Thousands of Dollars)

	September 30, 1999	December 31, 1998
Liabilities and Stockholder's Equity
Loans payable—short-term:
Commercial paper	$1,985,017	$2,662,321
Affiliates	473,945	194,453
Other	46,788	237,467
Unearned insurance premiums and commissions	136,747	132,793
Insurance claims and policy reserves	33,883	29,750
Accrued interest payable	108,675	96,482
Other payables to affiliates		44,173
Other liabilities	370,912	280,737
Senior long-term debt	6,277,445	5,272,818

Total liabilities	9,433,412	8,950,994

Stockholder's equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	196,697	189,438
Retained earnings	1,403,436	1,362,370
Accumulated other comprehensive income (loss), net of income taxes	(17,326)	9,550

Total stockholder's equity	1,586,662	1,565,213

Total liabilities and stockholder's equity	$11,020,074	$10,516,207

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Income:
Finance charges and interest	$410,163	$379,188	$1,211,569	$1,101,196
Insurance premiums and commissions	99,481	59,719	253,811	246,009
Other income	70,874	58,472	182,656	169,972

Total income	580,518	497,379	1,648,036	1,517,177

Expenses:
Operating expenses	197,093	166,278	576,590	498,503
Interest and debt expense	131,012	123,787	381,620	357,840
Provision for credit losses	69,728	68,935	196,611	199,415
Insurance losses and loss expenses	74,212	40,893	179,832	174,218

Total expenses	472,045	399,893	1,334,653	1,229,976

Income before income taxes	108,473	97,486	313,383	287,201
Income taxes	38,846	31,952	112,329	98,671

Net income	$69,627	$65,534	$201,054	$188,530

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net income	$69,627	$65,534	$201,054	$188,530
Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(17,638)	4,578	(37,968)	16,256
Reclassification adjustment for net gains included in net income	(1,578)	(436)	(7,424)	(4,043)

	(19,216)	4,142	(45,392)	12,213
Foreign currency translation adjustment	172	(2,895)	3,154	(4,606)

Other comprehensive income (loss) before income taxes	(19,044)	1,247	(42,238)	7,607
Income tax expense (benefit) related to unrealized gains (losses) on securities available-for-sale	(6,663)	1,451	(15,362)	4,145

Other comprehensive income (loss), net of income taxes	(12,381)	(204)	(26,876)	3,462

Comprehensive income	$57,246	$65,330	$174,178	$191,992

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net income	$201,054	$188,530
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	196,611	199,415
Depreciation and amortization	40,988	36,846
Deferred income taxes	1,305	6,122
Other receivables from affiliates	(23,966)
Other assets	(44,530)	(47,414)
Unearned insurance premiums and commissions	3,954	(7,287)
Insurance claims and policy reserves	4,133	275
Accrued interest payable	12,193	11,180
Other payables to affiliates	(44,173)	31,551
Other liabilities	89,187	126,689

Net cash provided by operating activities	436,756	545,907

Cash flows from investing activities:
Finance receivables:
Principal collected	5,554,986	4,832,556
Receivables originated or purchased	(6,259,097)	(5,347,850)
Proceeds from sales of securities	111,429	101,348
Proceeds from maturities of securities	126,267	145,085
Purchases of securities	(289,343)	(331,212)
Net additions to property and equipment	(75,221)	(71,517)
Net decrease (increase) in notes receivable—affiliates, net of effect of contributed subsidiaries	93,699	(236,497)
Cash and cash equivalents of contributed subsidiaries received	1,002	503
Other	120,182	40,407

Net cash used by investing activities	(616,096)	(867,177)

Cash flows from financing activities:
Net increase (decrease) in loans payable—short term	(588,491)	512,918
Proceeds from issuance of senior long-term debt	1,673,573	511,960
Repayment of long-term debt:
Senior	(700,507)	(425,288)
Subordinated		(2,000)
Dividends paid	(160,000)	(20,000)

Net cash provided by financing activities	224,575	577,590

Net increase in cash and cash equivalents	45,235	256,320
Cash and cash equivalents beginning of period	139,184	94,600

Cash and cash equivalents end of period	$184,419	$350,920

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Stockholder's Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total
Balance, December 31, 1997	$3,855	$185,410	$1,167,418	$(8,757)	$15,864	$1,363,790
Comprehensive income (loss):
Net income			188,530			188,530
Other				(4,606)	8,068	3,462
Contributed subsidiaries		4,028	6,348			10,376
Dividends			(20,000)			(20,000)

Balance, September 30, 1998	$3,855	$189,438	$1,342,296	$(13,363)	$23,932	$1,546,158

Balance, December 31, 1998	$3,855	$189,438	$1,362,370	$(13,530)	$23,080	$1,565,213
Comprehensive income (loss):
Net income			201,054			201,054
Other				3,154	(30,030)	(26,876)
Contributed subsidiaries		7,259	12			7,271
Dividends			(160,000)			(160,000)

Balance, September 30, 1999	$3,855	$196,697	$1,403,436	$(10,376)	$(6,950)	$1,586,662

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

2. Dividend Restrictions.

    Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $937 million of consolidated stockholder's equity was unrestricted at September 30, 1999.

3. Other Income.

    Income from affiliates was $11.5 million and $14.7 million for the quarters ended September 30, 1999 and 1998, respectively, and $35.1 million and $47.2 million for the nine months ended September 30, 1999 and 1998, respectively.

    Interest and dividends from securities available-for-sale and cash equivalents were $19.5 million and $18.1 million for the quarters ended September 30, 1999 and 1998, respectively, and $56.8 million and $54.2 million for the nine months ended September 30, 1999 and 1998, respectively.

4. Reclassifications.

    Certain amounts in the 1998 financial statements have been reclassified to conform to the presentation used in the 1999 financial statements.

5. Finance Receivables.

    Finance receivables are as follows:

	September 30, 1999	December 31, 1998
	(In Thousands)
United States consumer finance:
Loans secured by real estate	$2,114,848	$1,889,410
Loans not secured by real estate	1,173,507	1,124,381

Total loans	3,288,355	3,013,791
Sales finance contracts	1,172,626	1,191,675
Credit cards	527,454	489,131

Total United States consumer finance	4,988,435	4,694,597

Canadian consumer finance:
Loans secured by real estate	81,162	71,011
Loans not secured by real estate	417,225	390,612

Total loans	498,387	461,623
Sales finance contracts	489,541	474,924
Credit cards	12,854	7,608

Total Canadian consumer finance	1,000,782	944,155

Automobile finance	2,169,370	2,022,813
Other	642,398	608,662

Total finance receivables	$8,800,985	$8,270,227

6. Allowance for Credit Losses.

    The analysis of the allowance for credit losses is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In Thousands)
Allowance for credit losses beginning of period	$357,314	$332,175	$350,984	$297,800
Provision for credit losses charged to expense	69,728	68,935	196,611	199,415
Write-offs	(75,922)	(75,589)	(223,718)	(228,623)
Recoveries	12,776	12,316	40,019	37,419
Allowance related to receivables contributed or acquired				31,826

Allowance for credit losses end of period	$363,896	$337,837	$363,896	$337,837

7. Statements of Consolidated Cash Flows.

    The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In Thousands)
Cash paid for:
Interest	$109,243	$115,979	$363,722	$344,603
Income taxes	2,102	48,087	135,377	95,276

8. Segment Information.

    The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance. The Company's operating segments are determined by product type and geography. U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 758 consumer finance branches in 46 states, Guam, Saipan, and Puerto Rico. The U.S. consumer finance segment also issues credit cards through two banking subsidiaries. Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 148 consumer finance branches in the 10 provinces. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 212 branches in 32 states and Puerto Rico. Results from insurance operations are included in the appropriate segment.

    Selected financial information for each segment is shown below:

	U.S. Consumer Finance		Canadian Consumer Finance		Automobile Finance		Other*		Eliminations				Total
	1999	1998	1999	1998	1999	1998	1999	1998	1999		1998		1999	1998
	(In Thousands)
Quarter Ended September 30,:
Finance charges and interest	$231,120	$221,263	$59,516	$54,890	$96,772	$82,736	$22,755	$20,299	$		$		$410,163	$379,188
Intersegment income							11,718	11,448		(11,718)		(11,448)
Total income	295,153	283,107	65,385	59,664	101,792	86,418	129,906	79,638		(11,718)		(11,448)	580,518	497,379
Net income	40,526	44,076	8,509	5,565	9,706	5,661	10,886	10,232					69,627	65,534
Nine Months Ended September 30,:
Finance charges and interest	681,395	667,645	176,080	146,086	288,001	230,475	66,093	56,990					1,211,569	1,101,196
Intersegment income							34,657	36,659		(34,657)		(36,659)
Total income	862,011	858,916	194,977	161,012	301,780	241,813	323,925	292,095		(34,657)		(36,659)	1,648,036	1,517,177
Net income	110,519	117,436	25,031	17,730	35,295	17,044	30,209	36,320					201,054	188,530
*
Information from other segments below the quantitative threshold are attributable to commercial finance operations, information services operations, miscellaneous insurance companies, collection services, and operations in Argentina.

9. Recent Accounting Standards.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS 133 by one year, making FAS 133 effective no later than January 1, 2001 for the Company's financial statements. The Company has not yet determined when it will implement the Statement nor has it completed the analysis required to determine the impact on the financial statements.

10. Business Combinations.

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

    Norwest Financial's performance for the third quarter of 1999 closely paralleled performance for the first nine months of 1999. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

    Norwest Financial's total income (revenue) increased 9% for the first nine months ($1,648.0 million in the first nine months of 1999 compared with $1,517.2 million in the first nine months of 1998).

    Income from finance charges and interest increased 10% for the first nine months ($1,211.6 million in the first nine months of 1999 compared with $1,101.2 million in the first nine months of 1998). Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 1999 increased 15% from the first nine months of 1998; average U.S. consumer finance receivables outstanding increased 6%, average Canadian consumer finance receivables outstanding increased 22%, average automobile finance receivables outstanding increased 34%, and average other finance receivables outstanding increased 19%.

	Nine Months Ended September 30,
	1999	1998
Rate of charge on finance receivables:
U.S. consumer finance	18.99%	19.77%
Canadian consumer finance	24.90	25.24
Automobile finance	18.68	20.01
Other	14.16	14.49
Total	19.22	20.02

    The increases in income from finance charges and interest was due predominantly to growth in average receivables outstanding. This was offset in part by the decline in the rate of charge. Growth in average receivables for all categories was due predominantly to various acquisitions combined with regular business activity. Most of the increase in Canadian consumer finance average receivables was due to the acquisition of T. Eaton Acceptance Co. Limited and National Retail Credit Services Limited, effective April 21, 1998. Substantially all of the increase in automobile finance average receivables was due to the capital contribution by the Parent to the Company, of the issued and outstanding shares of capital stock of Reliable Financial Services, Inc., effective June 30, 1998, along with the acquisition of automobile sales finance contracts from Sunstar Acceptance Corporation, a division of NationsBank, in October 1998. Substantially all of the increase in other average receivables was due to significant receivable growth of Norwest Financial Preferred Capital, Inc., a subsidiary of the Company which began rediscounting to commercial entities in 1997.

Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

    Insurance premiums and commissions increased 3% ($253.8 million in the first nine months of 1999 compared with $246.0 million in the first nine months of 1998.) Insurance losses and loss expenses increased 3% ($179.8 million in the first nine months of 1999 compared with $174.2 million in the first nine months of 1998.) Insurance premiums and commissions in the third quarter of 1999 increased 67% compared with the third quarter of 1998 ($99.5 million compared with $59.7 million). Insurance losses and loss expenses in the third quarter of 1999 increased 81% compared with the third quarter of 1998 ($74.2 million compared with $40.9 million). The increases were predominantly due to increases in insurance premiums and commissions and insurance losses and loss expenses on multiple peril crop insurance.

    Other income increased 7% ($182.7 million in the first nine months of 1999 compared with $170.0 million in the first nine months of 1998), due predominantly to an increase in collection service income combined with a payment received due to the early termination of an information processing subscriber.

    Operating expenses increased 16% ($576.6 million in the first nine months of 1999 compared with $498.5 million in the first nine months of 1998). The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion, including various acquisitions during 1998.

    In April 1998, one of the Company's Canadian subsidiaries, Norwest Financial Capital Canada, Inc. ("NFCCI"), acquired all of the issued and outstanding shares of capital stock of the T. Eaton Acceptance Co. Limited ("TEAC") and National Retail Credit Services Limited ("NRCS"). The acquisition was accounted for as a purchase. Effective January 1, 1999, NFCCI, TEAC and NRCS merged with another of the Company's Canadian subsidiaries to form National Retail Credit Services Company ("NRCSCO"). The primary business of NRCSCO is to support certain Canadian retailers, and a significant portion of its business is devoted to the support of the T. Eaton Company Limited ("Eaton's"). On August 20, 1999, Eaton's filed an intention to make a proposal under the Canadian Bankruptcy and Insolvency Act. On September 28, 1999, by order of the Court these proceedings were taken up and continued under the Companies Creditors Arrangement Act resulting in Eaton's filing a plan of compromise and arrangement under this Act. The effect of the plan is that Eaton's will be liquidated with most of the assets of Eaton's being sold and the proceeds thereof distributed to its creditors. Several courses of action affecting NRCSCO could result. Eaton's proposed plan is scheduled to be voted upon by eligible creditors on November 19, 1999. The purchase price paid for TEAC and NRCS included an amount recorded for goodwill. Sufficient information is not yet available for the Company to evaluate the goodwill for impairment because it is not yet possible to predict the ultimate outcome of the proceedings. The Company expects, however, it will be able to complete its evaluation during the fourth quarter of 1999. The analysis may result in the recognition of a non-cash after-tax charge for the impairment of goodwill in the range between zero and $30 million.

    Interest and debt expense increased 7% ($381.6 million in the first nine months of 1999 compared with $357.8 million in the first nine months of 1998). Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first nine months of 1999 increased 10% from the first nine months of 1998.

	Nine Months Ended September 30,
	1999	1998
Costs of funds:
Short-term	5.15%	5.64%
Long-term	6.56	6.76
Total	6.11	6.44

    Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable—affiliates. Average finance receivables and notes receivable—affiliates increased 10% from the first nine months of 1998.

    Provision for credit losses decreased 1% ($196.6 million in the first nine months of 1999 compared with $199.4 million in the first nine months of 1998). Net write-offs decreased 4% in the first nine months of 1999.

	Nine Months Ended September 30,
	1999	1998
Net write-offs, not annualized, as a percentage of average net receivables outstanding:
U.S. consumer finance	1.78%	2.25%
Canadian consumer finance	3.29	3.11
Automobile finance	2.68	4.17
Other	2.00	.40
Total	2.19	2.61

    During 1999, the provision for credit losses exceeded net write-offs by $12.9 million. At September 30, 1999, the Company had an allowance for credit losses of $363.9 million (4.13% of receivables) compared with $351.0 million (4.24% of receivables) at December 31, 1998. There were no material changes in estimation methods and assumptions during 1999 and 1998. Non-accrual finance receivables were $41.4 million at September 30, 1999 compared with $32.5 million at December 31, 1998. In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $104.2 million at September 30, 1999 compared with $123.7 million at December 31, 1998. Management believes the allowance for credit losses at September 30, 1999, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

    Income taxes increased 14% ($112.3 million in the first nine months of 1999 compared with $98.7 million in the first nine months of 1998). Income before income taxes increased 9% ($313.4 million in the first nine months of 1999 compared with $287.2 million in the first nine months of 1998.) The effective tax rate was 35.8% for the first nine months of 1999 compared with 34.4% for the first nine months of 1998.

    The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At September 30, 1999, lines of credit and revolving credit agreements totaling $1,472 million were being maintained at 31 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Dial Bank and Dial National Bank, have access to federal funds borrowings.

At September 30, 1999, federal funds availability at the two banks was $405 million.

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

    Norwest Financial may be affected by the Year 2000 compliance issues of governmental agencies, business and other entities who provide data to, or receive data from, Norwest Financial, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to Norwest Financial. Norwest Financial's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties and governmental entities and the testing of major external interfaces with third parties which Norwest Financial has determined are critical. Norwest Financial is primarily engaged in the consumer and automobile finance business. The average balance outstanding with any individual customer is not significant. As a result Norwest Financial does not plan to test the Year 2000 compliance of any borrowers. Norwest Financial has tested mainframe and mid-range software applications included in the company's systems. Norwest Financial is testing the Year 2000 compliance of its mission critical vendors. In addition, Norwest Financial is obtaining representations and warranties of the Year 2000 compliance of its major vendors. In addition to assessing the readiness of these external parties, Norwest Financial has developed contingency plans which include recovery plans and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact Norwest Financial's ability to perform mission critical functions. These contingency plans have been substantially completed. The contingency plans have been validated and subject to review by a qualified independent party. Specific plans for the turn of the century event, December 31, 1999 through January 3, 2000 were completed and tested during the third quarter of 1999. The Company has used independent verification and validation processes in determining its Year 2000 compliance.

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

    Through September 30, 1999, Norwest Financial has incurred charges of $5.4 million related to its Year 2000 project. This represents less than 10% of its information technology budget. Charges include $3.8 million related to the cost of internal staff redeployed to the Year 2000 project, as well as $.5 million for external consulting costs and $1.1 million for costs of accelerated replacement of hardware and software due to Year 2000 issues. Norwest Financial currently estimates that its total cost for the Year 2000 project will be $5.7 million. The redeployment of internal staff has not delayed other information technology projects, and thus will not have an impact on the financial condition or results of operations.

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
Nine Months Ended September 30, 1999
	1998	1997	1996	1995	1994
1.80	1.72	2.00	2.11	2.13	2.26

    The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and the nine months ended September 30, 1999.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWEST FINANCIAL, INC.
Date: November 5, 1999
	By	/s/ ERIC TORKELSON Eric Torkelson Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES