Form 10-K405
period 1999-12-31
NORWEST FINANCIAL INC
filed 2000-03-15
CIK 708481

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

The registrant meets the conditions set forth in
General Instruction I(1)(a) and (b) of Form 10-K and
is therefore filing this Form with the reduced disclosure format.

For the fiscal year ended December 31, 1999
Commission file number 2-80466

NORWEST FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Iowa
(State or other jurisdiction of incorporation or organization)

42 1186565
(IRS Employer Identification No.)

206 Eighth Street, Des Moines, Iowa
(Address of principal executive offices)

50309
(Zip Code)

Registrant's telephone number, including area code: (515) 243-2131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
7% Senior Notes 2003 Series due January 15, 2003	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. $0

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value): 1,000 shares outstanding as of March 15, 2000.

TABLE OF CONTENTS

Items

This Table of Contents is not a part of the Form 10-K Annual Report and is included for convenience of reference only.

PART I

Item 1. Business.

Norwest Financial, Inc. (the "Company") is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"). The Parent is a wholly-owned subsidiary of Wells Fargo & Company ("Wells Fargo"), a $218 billion diversified financial services organization. (Unless the context otherwise requires, any reference to "Norwest Financial" shall include the Company and its subsidiaries.)

Norwest Financial is a leading diversified consumer finance company. Norwest Financial's consumer finance operations make loans to individuals and purchase sales finance contracts through 906 consumer finance branches in 46 states, Guam, Saipan, Puerto Rico, and the ten Canadian provinces. Norwest Financial also issues credit cards primarily through two banking subsidiaries. Norwest Financial's automobile finance operations have 202 branches in 32 states and Puerto Rico and specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles. For additional information on the financial results of the Company's segments see note 14 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer business and the consumer business of certain affiliates. Credit property and involuntary unemployment insurance are provided as part of Norwest Financial's consumer business. Such business is written, directly or through reinsurance agreements, by the Company's insurance subsidiaries, or it is offered on an agency basis by Norwest Financial. Non-filing insurance was utilized in connection with Norwest Financial's consumer business until it was discontinued in December of 1999. The Company also has insurance subsidiaries which write federally insured multiple peril crop insurance.

The Company has subsidiaries engaged in the commercial finance business, including lease financing, rediscounting, and accounts receivable financing. Prior to December 15, 1999 information services were provided to Norwest Financial and other financial services companies by subsidiaries of the Company. On that date the business of Norwest Financial Information Services Group, Inc. and its wholly-owned subsidiary ("NFISG") was transferred to the Parent at net book value for cash.

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

In October 1998, two of the Company's automobile finance subsidiaries, Community Credit Co. and Fidelity Acceptance Corporation, acquired $320 million in automobile finance receivables from Sunstar Acceptance Corporation, a division of NationsBank. Several other significant automobile finance receivable purchases totaling $169 million were made by the Company's automobile finance subsidiaries during 1999.

Effective February 21, 1997, Wells Fargo acquired Reliable Financial Services, Inc. ("Reliable"). Wells Fargo made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of Reliable to the Parent. This capital contribution was accounted for as a merger of interests under common control. Effective June 30, 1998, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Reliable. This capital contribution was accounted for as a merger of interests under common control. Reliable's headquarters are in San Juan, Puerto Rico and its principal business is automobile finance. Reliable had finance receivables outstanding of $293 million at the time of the contribution.

Effective April 21, 1998, one of the Company's Canadian subsidiaries acquired all of the issued and outstanding shares of capital stock of The T. Eaton Acceptance Co. Limited ("TEAC") and National Retail Credit Services Limited ("NRCS"). The acquisition was accounted for as a purchase. TEAC and NRCS were headquartered in Toronto, Ontario and were primarily engaged in purchasing sales finance contracts. TEAC and NRCS had finance receivables outstanding of $305 million at the time of the acquisition.

Effective January 7, 1998, the Company, through its wholly-owned subsidiary, Finvercon USA, Inc. acquired Finvercon S.A. Compañía Financiera ("Finvercon"). The acquisition was accounted for as a purchase. Funding necessary for this acquisition was provided to Finvercon USA, Inc. by the Company. Finvercon is engaged in consumer finance operations from its office in Buenos Aires, Argentina and had receivables outstanding of $33 million at the time of acquisition.

Effective August 31, 1997, Wells Fargo, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided via a term loan to FAHI by the Company. Effective September 2, 1997, Wells Fargo made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for as a merger of interests under common control. The principal business of Fidelity Acceptance Corporation and its subsidiaries ("Fidelity") is purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles. Fidelity operated 147 branch offices in 31 states and Guam and had approximately $1.1 billion in finance receivables outstanding at the time of the contribution.

Effective May 4, 1995, Wells Fargo purchased Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, with 130 branch offices located in Puerto Rico, the U.S. Virgin Islands, Netherlands Antilles, Panama, Aruba, and Costa Rica. Island Finance's principal business is making direct loans to individuals. Although Island Finance is not included in the Company's financial results, the Company manages Island Finance and had term loans of $337 million at December 31, 1999 with Island Finance Puerto Rico, Inc., one of the companies in the Island Finance group. In conjunction with the Island Finance acquisition, the Company also acquired the net assets of seven offices in Puerto Rico which are engaged in purchasing sales finance contracts. The acquisition of the net assets of those offices was accounted for as a purchase.

CONSUMER AND AUTOMOBILE FINANCE OPERATIONS

At December 31, 1999, consumer and automobile finance receivables accounted for 92% of Norwest Financial's total finance receivables outstanding. The amount and type of consumer and automobile finance receivables outstanding are shown below:

Consumer and Automobile Finance Receivables Outstanding

      (In Thousands)

United States consumer finance:
Loans secured by real estate	$2,137,593
Loans not secured by real estate	1,245,427

Total loans	3,383,020
Sales finance contracts	1,213,878
Credit cards	588,499

Total United States consumer finance	5,185,397

Canadian consumer finance:
Loans secured by real estate	86,848
Loans not secured by real estate	432,183

Total loans	519,031
Sales finance contracts	489,259
Credit cards	15,655

Total Canadian consumer finance	1,023,945

Automobile finance	2,165,745

Total consumer and automobile finance receivables	$8,375,087

Geography

At December 31, 1999, Norwest Financial had consumer finance branch offices in 46 states, Guam, Saipan, Puerto Rico, and the ten Canadian provinces and automobile finance branch offices in 32 states and Puerto Rico. The number of branch offices and percentage of receivables for consumer finance and for automobile finance at December 31, 1999, are shown below:

Consumer Finance Number of Branch Offices and Percent of Receivables

Location	Branch Offices	Percent of Consumer Finance Receivables
Alaska	6	1.0%
Arizona	17	1.6
California	79	7.7
Colorado	14	1.6
Connecticut	3.4
Delaware	2.1
Florida	42	4.6
Georgia	21	2.4
Guam	3.7
Hawaii	11	1.1
Idaho	10.9
Illinois	26	2.9
Indiana	16	1.4
Iowa	15	1.4
Kansas	7.8
Kentucky	16	1.5
Louisiana	30	2.7
Maine	2.1
Maryland	20	3.2
Massachusetts	11	1.4
Michigan	5.4
Minnesota	13	1.6
Mississippi	16	1.5
Missouri	26	2.7
Montana	7.7
Nebraska	10.9
Nevada	12	1.2
New Jersey	8	1.0
New Mexico	20	1.7
New York	12	2.5
North Carolina	16	2.4
North Dakota	6.5
Ohio	28	3.3
Oklahoma	14	1.3
Oregon	13	1.2%
Pennsylvania	27	3.3
Puerto Rico	3.4
Rhode Island	4.5
Saipan	1.1
South Carolina	22	2.4
South Dakota	2.3
Tennessee	25	2.6
Texas	49	4.4
Utah	13	1.3
Virginia	10	1.0
Washington	21	2.4
West Virginia	6.7
Wisconsin	14	1.5
Wyoming	4.3

Total U.S.	758	81.6%

Alberta	10	1.6%
British Columbia	19	2.3
Manitoba	4.6
New Brunswick	12	1.0
Newfoundland	15	1.0
Nova Scotia	17	1.5
Ontario	44	6.9
Prince Edward Island	2.2
Quebec	21	2.7
Saskatchewan	4.6

Total Canada	148	18.4%

Total Consumer Finance	906	100.0%

Automobile Finance Number of Branch Offices and Percent of Receivables

Location	Branch Offices	Percent of Automobile Finance Receivables
Alabama	5	1.5%
Arizona	9	3.8
California	32	13.2
Colorado	8	2.6
Delaware	1.4
Florida	6	2.2
Georgia	13	3.8
Hawaii	1.4
Illinois	13	5.3
Indiana	7	2.3
Iowa	1.2
Kansas	4	1.5
Kentucky	5	1.8
Louisana	4	1.6
Michigan	1.8
Minnesota	15	5.8
Mississippi	6	2.8
Missouri	8	4.3
Nebraska	2.5%
Nevada	3	1.4
New Jersey	2.6
New Mexico	1.4
Ohio	14	5.3
Oklahoma	3.9
Oregon	2.5
Pennsylvania	1.4
Puerto Rico	3	23.9
South Carolina	2.4
Tennessee	7	2.3
Texas	10	3.6
Utah	2.8
Washington	2	1.0
Wisconsin	9	3.7

Total Automobile Finance	202	100.0%

Growth and Volume

United States and Canadian Consumer Finance

The following tables present the growth and volume of United States ("U.S.") and Canadian consumer finance loans and sales finance contracts for the five years ended December 31, 1999 (U.S. and Canadian consumer finance are combined in the charts below since their portfolios are similar.)

Consumer Finance Receivables and Number of Accounts Outstanding

December 31,	Net Receivables (in thousands)	Number of Accounts	Average Balance per Account
1999	$5,605,188	2,819,000	$1,988
1998	5,138,427	3,175,000	1,618
1997	4,783,471	2,447,000	1,955
1996	4,770,519	2,539,000	1,879
1995	4,562,392	2,506,000	1,821

Consumer Finance Volume

Years Ended December 31,	Loans Made and Acquired (in thousands)*	Number of Loans Made and Acquired	Sales Finance Contracts Purchased (in thousands)	Number of Contracts Purchased
1999	$3,033,164	821,000	$2,037,315	1,805,000
1998	2,936,879	872,000	2,026,970	1,902,000
1997	2,812,670	956,000	1,893,546	1,830,000
1996	2,859,161	1,025,000	1,977,983	1,918,000
1995	2,673,104	1,013,000	1,951,718	1,905,000

This chart excludes certain revolving loans and contracts.

*  Includes balances renewed of $870,873,000; $825,982,000; $812,052,000; $840,256,000; and $766,552,000 for the years 1999 through 1995, respectively.

Norwest Financial markets VISA® and MasterCard® credit cards to certain of its customers through its U.S. consumer finance branch offices. These credit cards are issued by Dial Bank, the Company's state chartered bank subsidiary located in Sioux Falls, South Dakota. Dial Bank had 274,000 accounts at December 31, 1999; credit card receivables outstanding were $333.0 million.

Dial National Bank is a federally-chartered bank located in Des Moines, Iowa. The bank issues private label credit cards and dual-line Co-Branded MasterCard® credit cards for several national companies. The dual-line credit card serves as a private label credit card for use at any of the Co-Branders' retail locations, as well as a traditional MasterCard credit card for use at locations around the world. Dial National Bank had 198,000 accounts at December 31, 1999; credit card receivables outstanding were $255.5 million.

Automobile Finance

The following tables present the growth and volume of Norwest Financial's automobile finance receivables for the five years ended December 31, 1999.

Automobile Finance Receivables and Number of Accounts Outstanding

December 31,	Net Receivables (in thousands)	Number of Accounts	Average Balance per Account
1999	$2,165,745	252,000	$8,594
1998	1,981,816	235,000	8,433
1997	1,442,614	182,000	7,926
1996	306,537	40,000	7,663
1995	240,322	35,000	6,866

Automobile Finance Volume

Years Ended December 31,	Net Receivables Made and Acquired (in thousands)*	Number of Accounts Made and Acquired
1999	$1,440,790	140,000
1998	1,215,906	134,000
1997	553,526	60,000
1996	267,175	30,000
1995	231,630	30,000

*  Includes balances renewed of $97,499,000; $64,061,000; $38,155,000; $33,794,000; and $28,244,000 for the years 1999 through 1995, respectively.

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

Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than the Company's foreign insurance subsidiary and insurance subsidiaries that are subsidiaries of the Company's state chartered bank subsidiary) have been limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (1) is directly related to an extension of credit by Wells Fargo or any of its subsidiaries, and (2) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower. As a result of the enactment of the Gramm-Leach-Bliley Act, these limitations on the insurance underwriting activities of the Company's insurance subsidiaries will be eliminated. The Gramm-Leach-Bliley Act permits, effective March 2000, affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company". Financial holding companies may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

The laws of most of the states in which Norwest Financial operates regulate the sale of insurance to borrowers by prescribing, among other things, the maximum amount and term thereof and by fixing the permissible premium rates or authorizing the state insurance commission or other state official to fix the maximum premium rates on such insurance. In several states such rates have been reduced in recent years.

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

United States and Canadian Consumer Finance

Loans are generally repayable in monthly instalments and are made for periods of 180 months or less. Sales finance contracts may be either open-end (revolving) or closed-end. An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases. A closed-end sales finance contract covers only a single purchase. At December 31, 1999, 75% of sales finance receivables in the consumer finance operations were open-end. Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts may be used for repeated transactions. The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account. Closed-end sales finance contracts are repayable in equal monthly instalments and generally have original maturities of 60 months or less.

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

Generally, Norwest Financial carries only one loan with a borrower at any one time. When a borrower wishes to obtain additional money from Norwest Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower's credit is satisfactory. Of the total amount of loans made during 1999, 61.4% represented funds lent to borrowers who requested additional money while still owing Norwest Financial. In the years 1998 through 1995, this figure was 62.1%, 61.7%, 64.6% and 64.6%, respectively. In 1999, of the 821,000 loans made by Norwest Financial's consumer finance operations, 314,000 were to borrowers who requested additional money while still owing a balance to Norwest Financial. The average amount of additional money lent to such borrowers was $3,017; the average amount of the old balance was $2,771. Norwest Financial's policy is that loans are not made to present customers to cure a default in principal or interest.

For consumer finance branch offices, sales finance contracts are the primary source of new customers for direct loans; of new loans made in 1999, 58.8% were to current or former sales finance customers.

The credit insurance operations have a close relationship with Norwest Financial's consumer operations. Generally, where applicable laws permit, Norwest Financial makes credit life, credit disability, property, and involuntary unemployment insurance available to borrowers. If the customer decides to purchase insurance, an additional charge is made. Credit life insurance generally provides, at a minimum, for the repayment of the indebtedness upon the death of the insured borrower. Credit disability coverage provides for the monthly payment of the indebtedness while the borrower is disabled because of accident or illness. Property insurance provides for the payment of the value or cost of repairs or replacement of covered property of the borrower if the property is damaged, destroyed or stolen. Involuntary unemployment insurance provides for the monthly payment of the indebtedness while the borrower is unemployed, if the borrower becomes unemployed due to layoff, termination, lockout, labor disputes or strike. Non-filing insurance is an alternative to perfecting a security interest in property used as collateral. Payment is provided, up to a specified limit, when there is a loss with this coverage which resulted from the failure to perfect a security interest. The Company discontinued the utilization of non-filing insurance in December of 1999.

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

Income before income taxes from the underwriting (as principal), or the sale (as agent), of insurance for the years 1999 through 1995, was $71,916,000; $66,519,000; $77,406,000; $81,255,000, and $74,071,000, respectively for U.S. and Canadian consumer finance.

Automobile Finance

Loans are generally repayable in monthly instalments and are made for periods of 60 months or less. Sales finance contracts are all closed-end. These contracts are repayable in equal monthly instalments and generally have maturities of 60 months or less.

In most cases, receivables are secured by automobiles. Of the total receivable volume in 1999, approximately 98% of the amount and 95% of the number were secured by security agreements or other forms of security. Norwest Financial initiates legal proceedings on its receivables, including repossessions of collateral, when it appears that a recovery is likely which will justify the cost of bringing suit.

Credit insurance operations also have a close relationship with automobile finance operations; see the discussion of insurance included above. Income before income taxes from the underwriting (as principal),or the sale (as agent), of insurance for the years 1999 through 1995, was $3,621,000; $3,183,000; $1,668,000; $786,000, and $694,000, respectively, for automobile finance.

Loss Experience

All receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, consumer finance receivables in the United States are generally written off if no payment is applied during the three month period immediately preceding the balance sheet date and the receivables are 90 days or more contractually delinquent. Automobile finance receivables are written off when the receivable is 150 days or more contractually delinquent. All other consumer receivables are written off when the receivable is 180 days or more contractually delinquent. The Company has an established process to determine the adequacy of the allowance for credit losses which assesses the risk and losses inherent in its portfolio. The determination of the allowance for the consumer portfolios is conducted at an aggregate or pooled level. The risk assessment process emphasizes the development of forecasting models, which focus on recent delinquency and loss trends in different portfolio segments to project relevant risk metrics over an intermediate-term horizon. The analysis is updated to capture the most recent behavioral characteristics of the portfolios, as well as any changes in management's loss mitigation strategies in order to reduce the differences between estimated and observed losses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing receivables that may become uncollectible based on evaluations of collectibility of receivables and prior credit loss experience.

During the fourth quarter of 1998, the Company reviewed its policies involving the write off of receivables that are a predetermined number of days delinquent. As a result of the review, the Company made several changes in its policies to reflect current trends and expectations. The changes resulted in additional consumer write-offs of $37.4 million in the fourth quarter of 1998.

Write-offs after recoveries, as a percent of average consumer and automobile finance receivables, were 3.01% in 1999. The net write-off percentages were 4.28%, 3.87%, 3.55%, and 2.66% in 1998 through 1995, respectively. Excluding the additional write-offs in 1998, the net write-off percent was 3.74%. The decrease in 1999 was due primarily to decreased net write-offs in the automobile finance portfolios. The increases in 1998 and 1997 were due primarily to the addition of Fidelity. The increase in the net write-off percentage in 1996 was due primarily to increased net write-offs in the U.S. consumer finance portfolio.

Information concerning consumer and automobile finance loss experience and allowance for credit losses is shown below:

U.S. and Canadian consumer finance:

	Years Ended December 31,
(Dollars In Thousands)
	1999	1998	1997	1996	1995
Allowance, beginning of year	$213,579	$164,236	$152,934	$144,208	$126,802
Write-offs:
Loans	(102,478)	(121,527)	(122,956)	(120,514)	(95,284)
Sales finance	(64,907)	(73,744)	(65,120)	(57,438)	(35,133)
Credit cards	(22,920)	(22,294)	(21,901)	(23,903)	(11,570)

Total write-offs	(190,305)	(217,565)	(209,977)	(201,855)	(141,987)

Recoveries:
Loans	16,842	16,836	16,299	12,834	11,440
Sales finance	10,529	10,094	5,831	3,641	2,584
Credit cards	3,520	3,137	2,481	1,458	852

Total recoveries	30,891	30,067	24,611	17,933	14,876

Provision for credit losses charged to expense	169,444	217,028	191,807	188,996	139,419
Allowance related to receivables acquired or contributed—net		19,813	4,861	3,652	5,098

Allowance, end of year:
Loans	118,917	117,373	85,495	83,051	78,985
Sales finance	76,785	73,272	59,071	56,113	49,923
Credit cards	27,907	22,934	19,670	13,770	15,300

Total allowance	$223,609	$213,579	$164,236	$152,934	$144,208

Ending receivables as a percent of total consumer receivables:
Loans	63%	62%	64%	64%	62%
Sales finance	27	29	28	29	28
Credit cards	10	9	8	7	10

	100%	100%	100%	100%	100%

Allowance as a percent of ending receivables	3.60%	3.79%	3.15%	2.97%	2.83%
Write-offs after recoveries as a percent of average consumer receivables	2.75%	3.52%	3.62%	3.64%	2.74%
Consumer receivables outstanding more than three payments contractually delinquent and still accruing interest	$110,340	$103,656	$117,050	$121,399	$101,281

U.S. and Canadian consumer finance receivables do not have non-accrual receivables since interest continues to accrue until the receivable is either collected or written off. When a receivable is written off, accrued and unpaid interest is charged against finance charges and interest.

Automobile finance:

	Years Ended December 31,
(Dollars In Thousands)
	1999		1998		1997		1996		1995
Allowance, beginning of year		$116,627		$127,214		$10,049		$7,900	$
Write-offs		(97,808)		(128,166)		(47,150)		(5,935)		(2,979)
Recoveries		19,338		17,670		7,652		1,128		1,031
Provision for credit losses charged to expense		80,050		77,132		41,011		6,956		4,048
Allowance related to receivables acquired or contributed—net				22,777		115,652				5,800

Allowance, end of year		118,207		116,627		127,214		10,049		7,900

Allowance as a percent of ending receivables		5.46%		5.77%		8.82%		3.28%		3.29%
Write-offs after recoveries as a percent of average automobile finance receivables		3.77%		6.75%		5.70%		1.77%		.93%
Automobile finance receivables outstanding more than three payments contractually delinquent and still accruing interest	$		$		$			$504		$412

Non-accrual automobile finance receivables outstanding		$24,206		$26,425		$25,567	$		$

Automobile finance receivables that are past due for 90 days or more are placed on non-accrual status.

OTHER OPERATIONS

Other operations consist of commercial finance operations, information services, collection services, other insurance operations and Finvercon. On December 15, 1999 the business of NFISG was transferred to the Parent at net book value for cash.

Other Finance Operations

At December 31, 1999, other finance receivables accounted for 8% of Norwest Financial's total finance receivables outstanding. The following table presents Norwest Financial's other finance receivables outstanding for the five years ended December 31, 1999:

Other Finance Receivables Outstanding
(Dollars In Thousands)

December 31,	Other Finance Receivables	Percentage Increase (Decrease) From Previous Year
1999	$697,219	15%
1998	608,662	31
1997	465,601	(6)
1996	494,104	(3)
1995	507,480	1

Loss Experience

The allowance for losses on other finance receivables is based on loss experience in relation to other finance receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, receivables are generally written off when the receivable is 180 days or more contractually delinquent.

Information concerning other loss experience and allowance for credit losses is shown below:

	Years Ended December 31,
(Dollars In Thousands)
	1999	1998	1997	1996	1995
Allowance, beginning of year	$20,778	$6,350	$6,150	$6,510	$9,150
Write-offs	(19,101)	(4,602)	(4,313)	(4,081)	(3,967)
Recoveries	1,577	1,716	1,454	1,193	1,476
Provision for credit losses charged (credited) to expense	22,642	10,114	3,059	2,528	(149)
Allowance related to receivables acquired or contributed—net		7,200

Allowance, end of year	$25,896	$20,778	$6,350	$6,150	$6,510

Allowance as a percent of ending finance receivables	3.71%	3.41%	1.36%	1.24%	1.28%
Write-offs after recoveries as a percent of average finance receivables	2.80%	.60%	.61%	.59%	.50%
Other finance receivables outstanding more than three payments contractually delinquent and still accruing interest	$547	$378	$771	$916	$1,025

Non-accrual other finance receivables outstanding	$17,087	$27,005	$4,121	$3,189	$3,299

Other finance receivables that are past due for 90 days or more are placed on non-accrual status. Finance charges and interest that would have been recorded had non-accrual commercial receivables been current in accordance with their original terms would have been $320,000; $272,000; and $391,000 during 1999,

1998, and 1997, respectively. The amount of finance charges and interest actually recorded on these receivables was $267,000; $225,000; and $299,000 during 1999, 1998, and 1997, respectively.

Norwest Financial Leasing, Inc.

Norwest Financial Leasing, Inc. ("NFLI") is headquartered in Des Moines, Iowa. NFLI specializes in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment. The cost of this equipment generally ranges from $2,000 to above $200,000. Finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.

Generally, an end-user will enter into a lease or rental agreement with a vendor. After approving credit, NFLI purchases the contract from the vendor and collects the lease payments from the end-user. Billing is often done in the vendor's name, as are any customer service functions that might become necessary in connection with the lease or rental agreement (thus providing the vendor with a "private label" financing service). In some instances, NFLI purchases the equipment and leases it to the end-user, with billing and other customer contacts being done in the name of NFLI. Leases and other commercial finance receivables acquired by NFLI generally provide for equal monthly payments and normally have an initial term of 60 months or less. NFLI had finance receivables outstanding of $385.5 million at December 31, 1999

Norwest Financial Business Credit, Inc.

Norwest Financial Business Credit, Inc. ("NFBC") provides custom-designed financing programs to target the financing and marketing needs of retailers of consumer goods and services. These relationships are structured as a loan to the retailer, using accounts receivable generated as a result of retail sales as security. Consumer credit approvals, billing, payment processing, and collections of the receivables securing the loan are conducted largely in the retailers' names to provide a private label service. NFBC had finance receivables outstanding of $34.0 million at December 31, 1999.

Finvercon

In January 1998, the Company acquired Finvercon, a consumer lender based in Buenos Aires, Argentina, which provided an entry into the South American market. Finvercon markets small loans to members of labor associations. Finvercon had finance receivables outstanding of $90.7 million at December 31, 1999.

Norwest Financial Preferred Capital, Inc.

Norwest Financial Preferred Capital, Inc. ("NFPC") provides financing via secured lines of credit to consumer finance companies which in turn provide financing to their customers. The business of these consumer finance companies is similar in nature to that of Norwest Financial. This type of lending is often referred to as rediscounting. NFPC had finance receivables outstanding of $184.9 million at December 31, 1999.

Other Insurance Operations

One of the Company's foreign insurance subsidiaries reinsures credit life and disability insurance written by a non-affiliated company. Income before income taxes from other insurance operations for the years 1999 through 1995 was $10,882,000; $16,928,000; $15,790,000; $16,311,000; and $9,149,000, respectively. In addition, the Company has insurance subsidiaries which are licensed to write federally insured multiple peril crop insurance throughout the United States. Multiple peril crop insurance is a federally regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield from substantially all natural perils to growing crops. Insurance premiums and commissions on multiple peril crop insurance for the years 1999 through 1995 were $172,883,000; $145,138,000; $94,539,000; $41,841,000; and $13,140,000, respectively. In addition, claim expense and underwriting expense for the years 1999 through 1995 were $149,087,000; $133,445,000; $85,891,000; $36,436,000; and $7,987,000, respectively.

Information Services Operations

On December 15, 1999 the business of NFISG was transferred to the Parent at net book value for cash. NFISG has developed and installed an on-line real-time information processing and communications system called SWIFT®, which connects, over leased telecommunication facilities, equipment located in branch offices to computer centers at the Company's principal executive offices to process loans and payments, write checks, and perform bookkeeping functions. The system provides information services to consumer branch offices of Norwest Financial. In addition, as of December 31, 1999, NFISG had contracts to supply information services to 14 other finance companies. On that date, approximately 2,200 branch offices were being served and 4.9 million accounts were being maintained on the system.

NFISG developed an enhancement to the system called SUPREME® which replaced the paper ledger card with video display units. SUPREME provides greater efficiencies and enhanced customer service by adding a number of new capabilities to the existing system. For example, delinquency lists, daily collection work lists, solicitation lists, automated advertising, complete application processing including retrieval of credit bureau reports, and company-wide access of account records are a few of the automated features provided by SUPREME. Eleven subscribing companies were utilizing SUPREME at December 31, 1999. Norwest Financial has installed SUPREME in all of its consumer and automobile finance branch offices in the United States and Canada. Overall, 4.9 million accounts in approximately 2,100 locations were being maintained on SUPREME at December 31, 1999.

NFISG is developing a new system called SAPPHIRE™ which will replace all of NFISG's current system product offerings. The new system design uses leading edge technology to incorporate state-of-the-art support for virtually every facet of the consumer financial services industry.

NFISG continues to offer such services for sale, although there can be no assurance of future sales, or that existing contracts will be renewed upon expiration. A discussion of the Year 2000 issue is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ASSETS UNDER MANAGEMENT

Island Finance

Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, was acquired by Wells Fargo in May 1995. Norwest Financial manages Island Finance. Island Finance provides direct loans to individuals through 99 consumer finance offices located in Puerto Rico, the U.S. Virgin Islands, Netherlands Antilles, Panama, Aruba, and Costa Rica. Receivables outstanding on December 31, 1999, totaled $666 million.

Island Finance's financial results and receivables are not included in the Company's consolidated statements of income or consolidated balance sheets, however, Norwest Financial provides a portion of the funding for Island Finance. At December 31, 1999, Norwest Financial had loans of $337 million with Island Finance Puerto Rico, Inc. ("IFPR"), one of the companies in the Island Finance group. The loans have a weighted average interest rate of 9.00% and mature in 2002 and 2005. IFPR is also an issuer of commercial paper in the United States. At December 31, 1999, IFPR's commercial paper outstanding totaled $344.0 million. Other entities in the Island Finance group obtain funding by borrowing from commercial banks and other affiliates.

In conjunction with the Island Finance acquisition, the Company also purchased seven offices in Puerto Rico which are engaged in purchasing sales finance contracts.

SOURCES OF FUNDS

Norwest Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates. Fixed rate borrowings with original maturities of more than one year comprise 65% of the Company's total indebtedness at December 31, 1999. The remaining 35% includes commercial paper with maturities of nine months or less (27%) and short-term debt to affiliates and other short-term debt (8%).

The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Norwest Financial's bank credit agreements (lines of credit and revolving credit agreements). These agreements provide an alternative source of liquidity to support the Company's commercial paper borrowings.

The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 1999 through 1995 without commitment fees relating to bank credit agreements were 6.16%, 6.40%, 6.37%, 6.44%, and 6.74%, respectively. The corresponding figures including commitment fees were 6.18%, 6.41%, 6.39%, 6.46%, and 6.76%, respectively. Norwest Financial has obtained and continues to obtain, at prevailing rates, funds sufficient to conduct its business.

	Years Ended December 31,
(Dollars In Thousands)
	1999	1998	1997	1996	1995
Bank credit agreements at December 31	$1,873,900	$1,821,297	$1,322,413	$1,327,680	$1,456,633
Number of banks participating in the credit agreements	32	32	33	33	38
Daily average outstanding: Commercial paper	$2,430,917	$2,099,977	$1,817,534	$1,713,937	$1,523,898
Less excess funds investments	54,292	34,561	33,833	18,884	41,331

Net average commercial paper outstanding	$2,376,625	$2,065,416	$1,783,701	$1,695,053	$1,482,567

Ratio of bank credit agreements to above	79%	88%	74%	78%	98%

See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company's outstanding long-term debt at December 31, 1999 and 1998.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Norwest Financial for the periods indicated:

Years Ended December 31,
1999	1998	1997	1996	1995
1.78	1.72	2.00	2.11	2.13

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

EMPLOYEE RELATIONS

As of December 31, 1999, the Company and its subsidiaries employed approximately 9,000 persons. Management believes its employee relations are excellent.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted in accordance with General Instructions I(2) (c).

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

All of the outstanding common stock (1,000 shares) of the Company is and was, at all times during 1999 and 1998, owned beneficially and of record by a single stockholder, the Parent.

The aggregate amount of dividends paid by the Company on its common stock each quarter during 1999 and 1998 was as follows:

(In Thousands)	1999	1998
First quarter	$40,000	$
Second quarter	60,000
Third quarter	60,000		20,000
Fourth quarter	60,000		30,000

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. Approximately $938 million of consolidated stockholder's equity was unrestricted at December 31, 1999. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). The Company was in compliance with the provisions of those debt instruments at December 31, 1999.

Item 6. Selected Financial Data.

	Years Ended December 31,
(In Thousands)
	1999	1998	1997	1996	1995
Total income	$2,184,264	$2,005,765	$1,728,796	$1,582,993	$1,427,345
Interest and debt expense	520,063	485,784	401,736	372,859	359,079
Provision for credit losses	272,136	304,274	235,877	198,480	143,318
Net income	265,361	238,604	269,450	276,331	267,941
	Years Ended December 31,
(In Thousands)
	1999	1998	1997	1996	1995
Total assets	$11,283,413	$10,516,207	$9,321,924	$7,760,845	$7,539,259
Long-term debt	5,913,837	5,272,818	5,221,413	4,132,894	4,081,531

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

Norwest Financial's total income (revenue) increased 9% in 1999 and 16% in 1998 ($2,184.3 million in 1999 compared with $2,005.8 million in 1998 and $1,728.8 million in 1997). Total income increased 8% in 1998 excluding Fidelity.

Income from finance charges and interest increased 9% in 1999 and 17% in 1998 ($1,637.4 million in 1999 compared with $1,498.7 million in 1998 and $1,282.6 million in 1997). Income from finance charges and interest increased 6% in 1998 excluding Fidelity. Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.

Increase (decrease) in average finance receivables outstanding:

	1999	1998	1997
U.S. consumer finance	7%	0%	(1)%
Canadian consumer finance	19	36	17
Automobile finance	27	136	156
Other	15	22	(2)
Total	13	20	8

Rate of charge on finance receivables:

	1999	1998	1997
U.S. consumer finance	18.98%	19.63%	20.29%
Canadian consumer finance	24.89	25.13	25.79
Automobile finance	18.74	20.02	20.57
Other	14.13	14.49	13.76
Total	19.23	19.97	20.42

The increases in income from finance charges and interest in both 1999 and 1998 were due predominantly to growth in average receivables outstanding. This was offset in part by the decline in the rate of charge. Growth in average receivables for all segments in 1999, 1998, and 1997 was due predominantly to various acquisitions combined with regular business activity. Most of the increase in Canadian consumer finance average receivables in 1999 and 1998 was due to the acquisition of TEAC and NRCS, effective April 21, 1998. The majority of the increase in automobile finance average receivables in 1998 and 1997 was due to the acquisition of Fidelity, effective August 31, 1997. The majority of the increase in automobile finance average receivables in 1999 and also contributing to 1998's increase was a capital contribution by the Parent to the Company, of the issued and outstanding shares of capital stock of Reliable, effective June 30, 1998, along with the acquisition of automobile sales finance contracts from Sunstar Acceptance Corporation, a division of NationsBank, in October 1998. Several other significant automobile finance receivable purchases totaling $169 million were made by the Company's automobile finance subsidiaries during 1999. The majority of the increase in other average receivables in 1999 and 1998 was due to significant receivable growth of Norwest Financial Preferred Capital, Inc., a subsidiary of the Company which began rediscounting to consumer finance companies in 1997. Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions increased 9% in 1999 and 20% in 1998 ($305.3 million in 1999 compared with $280.2 million in 1998 and $232.9 million in 1997). The increases were due predominantly to increases in insurance premiums and commissions on multiple peril crop insurance. Insurance losses and loss expenses increased 11% in 1999 and 41% in 1998 ($196.1 million in 1999 compared to $177.2 million in 1998 and $125.8 million in 1997.) The increases were due predominantly to increased insurance losses and loss expenses on multiple peril crop insurance. During the past several years the Company has been increasing the amount of multiple peril crop insurance premiums retained. Insurance premiums and commissions on multiple peril crop insurance were $172.9 million in 1999, $145.1 million in 1998, and $94.5 million in 1997. Insurance losses and loss expenses on multiple peril crop insurance were $149.1 million in 1999, $133.4 million in 1998, and $85.9 million in 1997.

Other income increased 6% in 1999 and 1998 ($241.5 million in 1999 compared with $226.9 million in 1998 and $213.3 million in 1997). The increase in 1999 was due predominantly to an increase in collection service income partially offset by a decrease in income from affiliates. During 1999, a payment was received due to the early termination of an information processing subscriber, which was offset by a decrease in income from information processing subscribers. On December 15, 1999 the business of NFISG was transferred to the Parent at net book value for cash. Total income of NFISG was $77.3 million in 1999. The increase in 1998 was due primarily to increases in investment income, income from affiliates, income generated from the origination and sale of certain loans, and gains from the sale of branches and other assets partially offset by a reduction in net gains on the sale of marketable securities. Income from affiliates was $48.8 million in 1999, $63.2 million in 1998, and $58.2 million in 1997. The change in income from affiliates corresponds with the change in average notes receivable—affiliates combined with the change in management fees charged to affiliates. Investment income was $78.2 million in 1999, $73.6 million in 1998, and $65.5 million in 1997. The increases were due primarily to increases in average investments. Net gains on the sale of marketable securities were $7.6 million in 1999, $5.0 million in 1998, and $16.9 million in 1997.

Operating expenses increased 15% in 1999 and 23% in 1998 ($781.4 million in 1999 compared with $678.2 million in 1998 and $551.8 million in 1997). A breakdown of operating expenses between salaries and benefits and all other operating expenses is shown below:

	1999	1998	1997
Salaries and benefits	$446,628	$390,263	$323,361
All other operating expenses	334,738	287,934	228,468

Total	$781,366	$678,197	$551,829

The increase in operating expenses was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion, other acquisitions in 1999 and 1998 and the addition of Fidelity in 1997.

In April 1998, one of the Company's Canadian subsidiaries, Norwest Financial Capital Canada, Inc. ("NFCCI"), acquired all of the issued and outstanding shares of capital stock of the T. Eaton Acceptance Co. Limited ("TEAC") and National Retail Credit Services Limited ("NRCS"). The acquisition was accounted for as a purchase. Effective January 1, 1999, NFCCI, TEAC and NRCS merged with another of the Company's Canadian subsidiaries to form National Retail Credit Services Company ("NRCSCO"). The primary business of NRCSCO is to support certain Canadian retailers, and a significant portion of its business is devoted to the support of the T. Eaton Company Limited ("Eaton's"). On August 20, 1999, Eaton's filed an intention to make a proposal under the Canadian Bankruptcy and Insolvency Act. On September 28, 1999, by order of the Court these proceedings were taken up and continued under the Companies Creditors Arrangement Act resulting in Eaton's filing a plan of compromise and arrangement under this Act. The effect of the plan is that Eaton's will be liquidated with most of the assets of Eaton's being sold and the proceeds thereof distributed to its creditors. The purchase price paid for TEAC and NRCS included an amount recorded for goodwill. The Company has evaluated the remaining goodwill outstanding at December 31, 1999 for impairment and has concluded that no impairment has occurred.

Interest and debt expense increased 7% in 1999 and 21% in 1998 ($520.1 million in 1999 compared with $485.8 million in 1998 and $401.7 million in 1997). Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.

Increase in average debt outstanding:

	1999	1998
Short-term	10%	19%
Long-term	8	18
Total	9	19

Cost of funds:

	1999	1998	1997
Short-term	5.30%	5.59%	5.30%
Long-term	6.54	6.74	6.83
Total	6.16	6.40	6.37

Changes in average debt outstanding result primarily from the change in average finance receivables outstanding combined with the change in notes receivable—affiliates. Average finance receivables and average notes receivable—affiliates combined increased 9% in 1999 and 18% in 1998.

Provision for credit losses decreased 11% in 1999 and increased 29% in 1998 ($272.1 million in 1999 compared with $304.3 million in 1998 and $235.9 million in 1997).

Net write-offs, as a percentage of average net receivables outstanding:

	1999	1998	1997
U.S. consumer finance	2.40%	3.19%	3.54%
Canadian consumer finance	4.49	5.37	4.23
Automobile finance	3.77	6.75	5.70
Other	2.80	.60	.61
Total	3.00	4.01	3.63

Net write-offs decreased 15% in 1999 and increased 32% in 1998. During the fourth quarter of 1998, the Company reviewed its policies involving the write-off of receivables that are a predetermined number of days delinquent. As a result of the review, the Company made several changes in its policies to reflect current trends and expectations. The changes resulted in additional consumer write-offs of $37.4 million. Excluding the additional fourth quarter write-offs in 1998, net write-offs decreased 3% in 1999 and increased 16% in 1998. Excluding the additional fourth quarter write-offs, net write-offs as a percentage of average net receivables were 3.51% in 1998. At December 31, 1999, the Company had an allowance for credit losses of $367.7 million (4.05% of receivables) compared with $351.0 million (4.24% of receivables) at December 31, 1998 and $297.8 million (4.19% of receivables) at December 31, 1997. During 1999 the provision for credit losses exceeded net write-offs by $16.7 million. During 1998 the provision for credit losses exceeded net write-offs by $3.4 million. In addition, $49.8 million in allowance for credit losses related to receivables acquired or contributed accounted for the remainder of the increase in the allowance for credit losses in 1998. Excluding the changes in write-off policies disclosed above, there were no material changes in estimation methods and assumptions during 1999 and 1998. Non-accrual finance receivables were $41.3 million at December 31, 1999 compared with $53.4 million at December 31, 1998. In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $110.9 million at December 31, 1999 compared with $104.0 million at December 31, 1998. Management believes the allowance for credit losses at December 31, 1999, is adequate to absorb inherent losses in the finance receivables portfolio.

Income taxes increased 23% in 1999 and decreased 16% in 1998. Income before income taxes increased 15% in 1999 and decreased 13% in 1998. The effective tax rates were 36.0% in 1999, 33.8% in 1998, and 34.8% in 1997.

Borrowings constitute the largest part of Norwest Financial's capitalization. At December 31, 1999, 85% of the Company's capital had been obtained from borrowings and 15% from stockholder's equity. Sixty-five percent of Norwest Financial's borrowings was in fixed-rate term borrowings with original maturities of more than one year. The remaining 35% includes commercial paper with maturities of nine months or less (27%) and short-term debt to affiliates and other short-term debt (8%). At December 31, 1998, short-term borrowings comprised 37% of total borrowings. This consisted of commercial paper with maturities of nine months or less (32%) and short-term debt to affiliates and other short-term debt (5%). Short-term borrowings as a percent of total borrowings averaged 31% and 30% in 1999 and 1998, respectively.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At December 31, 1999, lines of credit and revolving credit agreements totaling $1,874 million were being maintained at 32 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Dial Bank and Dial National Bank, have access to federal funds borrowings. At December 31, 1999, federal funds availability at the two banks was $472 million.

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

During 1999, Norwest Financial completed its company-wide project to prepare and maintain Norwest Financial's systems for Year 2000 compliance. The Year 2000 compliance issue pertains to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changed to 2000. In addition, since the year 2000 is a leap year, some programs may not recognize and properly process "February 29, 2000". "Systems" include all hardware, networks, system and application software, and commercial "off the shelf" software, and embedded technology such as date impacted processors in automated systems such as elevators, telephone systems, security systems, heating and cooling systems and others.

Norwest Financial incurred approximately $6.1 million in total costs for the Year 2000 project, including approximately $1.8 million in 1999. Norwest Financial does not expect to incur additional significant charges for the Year 2000 project.

Norwest Financial experienced no significant Year 2000 issues as of January 18, 2000, and does not anticipate that significant Year 2000 issues will arise in the future associated with the year change or with the February 29, 2000 leap year event. However, it is too early to conclude that there will be no significant issues associated with the Year 2000, and that all of Norwest Financial's customers, vendors, competitors and other third parties have effectively addressed their Year 2000 issues.

Year 2000 issues, if they do arise, could expose Norwest Financial to a number of risks, including the possibility that, to the extent certain third parties fail to adequately address Year 2000 issues, they may not be able to meet their contractual obligations to Norwest Financial. The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and Norwest Financial undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferral of the Effective Date of FASB Statement No. 133, that defers the effective date for implementation of FAS 133 to no later than January 1, 2001 for the Company's financial statements. The Company has not yet completed the analysis required to determine the impact on the financial statements.

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

Finance Receivables:

The interest rates on receivables outstanding at December 31, 1999 and 1998, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value. Expected maturities presented below differ from contractual maturities since it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

December 31, 1999:	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
(Dollars in Millions)
Finance receivables	$5,495	$1,916	$872	$399	$245	$145	$9,072	$9,072
Average earned rate	19.81%	19.16%	17.60%	15.98%	14.86%	15.84%	19.10%
December 31, 1998:	1999	2000	2001	2002	2003	Thereafter	Total	Fair Value
(Dollars in Millions)
Finance receivables	$5,048	$1,752	$789	$348	$201	$132	$8,270	$8,270
Average earned rate	20.20%	19.85%	18.57%	17.29%	16.46%	16.49%	19.70%

Securities Available-for-Sale:

Norwest Financial does not use derivative financial instruments in its investment portfolio. Norwest Financial's investment policy only allows for purchases in investment grade securities. In addition, the investment policy also limits the amount of credit exposure to any one issue, issuer and type of investment. Norwest Financial does not expect any material loss with respect to its investment portfolio. Maturities for securities available-for-sale shown below are at amortized cost and are based on contractual maturities for all debt securities except for mortgage backed federal agencies and collateralized mortgage obligations, which are based on expected maturities.

(Dollars In Millions)	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
December 31, 1999:
U.S. Treasury and Federal Agencies	$17	$13	$24	$30	$9	$62	$155	$153
Average Yield	6.63%	6.96%	6.07%	6.37%	6.92%	6.97%	6.68%
States and Political Subdivisions	$25	$29	$22	$17	$21	$175	$289	$290
Average Yield	4.72%	4.60%	4.69%	4.56%	4.54%	4.66%	4.62%
Mortgage Backed Federal Agencies	$33	$19	$19	$24	$23	$80	$198	$192
Average Yield	6.87%	6.70%	6.70%	6.70%	6.70%	6.43%	6.68%
Collateralized Mortgage Obligations	$1	$0	$0	$1	$1	$1	$4	$4
Average Yield	8.66%	0.00%	0.00%	7.53%	7.53%	6.79%	7.56%
Equity Securities						$105	$105	$110
Average Yield						4.64%	4.64%
All Other Securities	$79	$76	$49	$101	$69	$116	$490	$476
Average Yield	6.40%	6.52%	6.50%	6.26%	6.51%	6.54%	6.45%
	1999	2000	2001	2002	2003	Thereafter	Total	Fair Value
December 31, 1998:
U.S. Treasury and Federal Agencies	$15	$12	$8	$17	$16	$60	$128	$133
Average Yield	7.05%	6.90%	6.94%	7.15%	6.95%	7.23%	7.12%
States and Political Subdivisions	$5	$26	$33	$23	$21	$177	$285	$299
Average Yield	4.36%	4.73%	4.57%	4.66%	4.45%	4.60%	4.59%
Mortgage Backed Federal Agencies	$41	$35	$34	$39	$42	$61	$252	$255
Average Yield	7.34%	6.95%	6.95%	6.95%	6.95%	6.73%	6.99%
Collateralized Mortgage Obligations	$1	$1	$0	$0	$1	$2	$5	$5
Average Yield	9.26%	8.75%	0.00%	0.00%	8.75%	6.95%	7.99%
Equity Securities						$89	$89	$93
Average Yield						2.94%	2.94%
All Other Securities	$60	$73	$46	$44	$80	$107	$410	$419
Average Yield	6.91%	6.61%	6.74%	6.86%	6.49%	6.73%	6.71%

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

(In Millions of U.S. Dollars)	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
December 31, 1999:
Short-Term Debt—U.S:
Debt Outstanding	$2,777						$2,777	$2,777
Average Interest Rate	5.96%						5.96%
Short-Term Debt—Canada:
Debt Outstanding	$295						$295	$295
Average Interest Rate	5.10%						5.10%
Short-Term Debt—Argentina:
Debt Outstanding	$55						$55	$55
Average Interest Rate	10.30%						10.30%
Long-Term Debt—U.S.:
Debt Outstanding	$1,154	$554	$904	$653	$800	$1,100	$5,165	$5,072
Average Interest Rate	6.24%	6.36%	6.78%	6.16%	6.61%	6.65%	6.48%
Long-Term Debt—Canada:
Debt Outstanding	$122	$125	$83	$100	$173	$146	$749	$734
Average Interest Rate	6.34%	5.72%	5.85%	5.53%	5.87%	6.23%	5.94%
	1999	2000	2001	2002	2003	Thereafter	Total	Fair Value
December 31, 1998:
Short-Term Debt—U.S:
Debt Outstanding	$2,660						$2,660	$2,660
Average Interest Rate	5.48%						5.48%
Short-Term Debt—Canada:
Debt Outstanding	$384						$384	$384
Average Interest Rate	5.06%						5.06%
Short-Term Debt—Argentina:
Debt Outstanding	$50						$50	$50
Average Interest Rate	9.88%						9.88%
Long-Term Debt—U.S.:
Debt Outstanding	$835	$754	$404	$654	$653	$1,400	$4,700	$4,857
Average Interest Rate	6.33%	6.75%	6.68%	6.93%	6.16%	6.76%	6.62%
Long-Term Debt—Canada:
Debt Outstanding	$107	$131	$98	$46	$94	$97	$573	$580
Average Interest Rate	7.75%	6.49%	5.83%	5.50%	5.53%	5.76%	6.25%

Foreign Currency Exchange Rate Risk

The amount invested in subsidiaries and translated into U.S. dollars using the year-end exchange rate was $115 million and $93 million at December 31, 1999 and 1998, respectively. All investments in subsidiaries were denominated in either Canadian dollars or Argentine pesos. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $12 and $9 million at December 31, 1999 and 1998, respectively. Actual results may differ. Canadian operations are funded with borrowings in Canadian dollars and Argentine operations are funded primarily with borrowings in Argentine pesos.

Item 8.  Financial Statements and Supplementary Data.

NORWEST FINANCIAL, INC.

Consolidated Financial Statements

KPMG LLP

(logo)	4200 Norwest Center 90 S. Seventh Street Minneapolis, MN 55402

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Norwest Financial, Inc.:

We have audited the accompanying consolidated balance sheet of Norwest Financial, Inc. (a wholly owned subsidiary of Norwest Financial Services, Inc., which is a wholly owned subsidiary of Wells Fargo & Company) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, comprehensive income, cash flows, and stockholder's equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwest Financial, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Minneapolis, Minnesota
January 18, 2000

Deloitte & Touche LLP

(logo)	Two Prudential Plaza 180 North Stetson Avenue Chicago, Illinois 60601-6779	Telephone: (312) 946-3000 Facsimile: (312) 946-2600

INDEPENDENT AUDITORS' REPORT

Norwest Financial, Inc.:

We have audited the accompanying consolidated balance sheet of Norwest Financial, Inc. (a wholly-owned subsidiary of Norwest Financial Services, Inc. which is a wholly-owned subsidiary of Wells Fargo & Company) and subsidiaries as of December 31, 1998, and the related consolidated statements of income, comprehensive income, cash flows and stockholder's equity for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norwest Financial, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
January 18, 1999
Chicago, Illinois

Deloitte Touche
Tohmatsu

NORWEST FINANCIAL, INC.

Consolidated Balance Sheets

(Thousands of Dollars)

ASSETS

	December 31,
	1999	1998
Cash and cash equivalents	$178,970	$139,184
Securities available-for-sale	1,224,666	1,203,500
Finance receivables	9,072,306	8,270,227
Less allowance for credit losses	367,712	350,984

Finance receivables—net	8,704,594	7,919,243

Notes receivable—affiliates	487,822	499,123
Property and equipment (at cost, less accumulated depreciation of $130,253 for 1999 and $135,105 for 1998)	69,374	187,695
Deferred income taxes	130,496	60,717
Other assets	487,491	506,745

Total assets	$11,283,413	$10,516,207

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Balance Sheets

(Thousands of Dollars)

LIABILITIES AND STOCKHOLDER'S EQUITY

	December 31,
	1999	1998
Loans payable—short-term:
Commercial paper	$2,437,676	$2,662,321
Affiliates	432,199	194,453
Other	256,916	237,467
Unearned insurance premiums and commissions	140,547	132,793
Insurance claims and policy reserves	34,124	29,750
Accrued interest payable	102,695	96,482
Other payables to affiliates	3,297	44,173
Other liabilities	374,558	280,737
Senior long-term debt	5,913,837	5,272,818

Total liabilities	9,695,849	8,950,994

Commitments and contingencies (notes 6, 9, 10, and 18)
Stockholder's equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	196,697	189,438
Retained earnings	1,407,743	1,362,370
Accumulated other comprehensive income (loss), net of income taxes	(20,731)	9,550

Total stockholder's equity	1,587,564	1,565,213

Total liabilities and stockholder's equity	$11,283,413	$10,516,207

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Income

(Thousands of Dollars)

	Years Ended December 31,
	1999	1998	1997
Income:
Finance charges and interest	$1,637,441	$1,498,692	$1,282,576
Insurance premiums and commissions	305,320	280,207	232,890
Other income	241,503	226,866	213,330

Total income	2,184,264	2,005,765	1,728,796

Expenses:
Operating expenses	781,366	678,197	551,829
Interest and debt expense	520,063	485,784	401,736
Provision for credit losses	272,136	304,274	235,877
Insurance losses and loss expenses	196,148	177,238	125,822

Total expenses	1,769,713	1,645,493	1,315,264

Income before income taxes	414,551	360,272	413,532
Income taxes	149,190	121,668	144,082

Net income	$265,361	$238,604	$269,450

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Comprehensive Income

(Thousands of Dollars)

	Years Ended December 31,
	1999	1998	1997
Net income	$265,361	$238,604	$269,450
Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(44,175)	15,838	26,305
Reclassification adjustment for net gains included in income	(7,586)	(4,963)	(16,873)

	(51,761)	10,875	9,432
Foreign currency translation adjustment	3,955	(4,773)	(2,766)

Other comprehensive income (loss) before income taxes	(47,806)	6,102	6,666
Income tax expense (benefit) related to unrealized gains (losses) on securities available-for-sale	(17,525)	3,659	3,273

Other comprehensive income (loss), net of income taxes	(30,281)	2,443	3,393

Comprehensive income	$235,080	$241,047	$272,843

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Cash Flows

(Thousands of Dollars)

	Years Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income	$265,361	$238,604	$269,450
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	272,136	304,274	235,877
Depreciation and amortization	56,810	47,768	34,906
Deferred income taxes	16,320	7,549	25,104
Other assets	(32,731)	7,649	(41,308)
Unearned insurance premiums and commissions	7,754	(10,685)	6,076
Insurance claims and policy reserves	4,374	(816)	(18,689)
Accrued interest payable	6,213	3,138	15,578
Other payables to affiliates	(40,702)	28,601	8,250
Other liabilities	94,968	39,704	3,604

Net cash provided by operating activities	650,503	665,786	538,848

Cash flows used for investing activities:
Finance receivables:
Principal collected	7,500,472	6,689,362	5,665,098
Receivables originated or purchased	(8,547,613)	(7,808,023)	(5,955,306)
Proceeds from sales of securities	131,624	146,510	136,041
Proceeds from maturities of securities	164,649	155,602	82,523
Purchase of securities	(369,199)	(431,137)	(419,456)
Net additions to property and equipment	(97,688)	(98,522)	(39,240)
Net decrease (increase) in notes receivable—affiliates, net of effect of contributed subsidiaries	70,924	(122,910)	(1,172,888)
Cash and cash equivalents of contributed subsidiaries received	1,002	503	3,258
Net cash proceeds from transfer of subsidiaries	54,148
Other	73,258	(47,810)	(82,507)

Net cash used by investing activities	(1,018,423)	(1,516,425)	(1,782,477)

Cash flows from financing activities:
Net increase in loans payable—short-term	32,550	867,280	126,860
Proceeds from issuance of senior long-term debt	1,714,301	583,271	1,805,279
Repayments of long-term debt:
Senior	(1,119,145)	(503,328)	(735,873)
Subordinated		(2,000)	(50,000)
Additional paid in capital			112,000
Dividends paid	(220,000)	(50,000)	(61,729)

Net cash provided by financing activities	407,706	895,223	1,196,537

Net increase (decrease) in cash and cash equivalents	39,786	44,584	(47,092)
Cash and cash equivalents beginning of year	139,184	94,600	141,692

Cash and cash equivalents end of year	$178,970	$139,184	$94,600

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Stockholder's Equity

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total
Balance, December 31, 1996	$3,855	$90,766	$959,697	$(5,991)	$9,705	$1,058,032
Comprehensive income:
Net income			269,450			269,450
Other				(2,766)	6,159	3,393
Paid in capital		112,000				112,000
Contributed subsidiary		(17,356)				(17,356)
Dividends			(61,729)			(61,729)

Balance, December 31, 1997	3,855	185,410	1,167,418	(8,757)	15,864	1,363,790
Comprehensive income:
Net income			238,604			238,604
Other				(4,773)	7,216	2,443
Contributed subsidiary		4,028	6,348			10,376
Dividends			(50,000)			(50,000)

Balance, December 31, 1998	3,855	189,438	1,362,370	(13,530)	23,080	1,565,213
Comprehensive income:
Net income			265,361			265,361
Other				3,955	(34,236)	(30,281)
Contributed subsidiary		7,259	12			7,271
Dividends			(220,000)			(220,000)

Balance, December 31, 1999	$3,855	$196,697	$1,407,743	$(9,575)	$(11,156)	$1,587,564

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies.

Principles of Consolidation.  The consolidated financial statements include the accounts of Norwest Financial, Inc. (the "Company") and subsidiaries (collectively, "Norwest Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Norwest Financial Services, Inc. (the "Parent"). The Parent is a wholly-owned subsidiary of Wells Fargo & Company ("Wells Fargo").

On December 15, 1999, the business of Norwest Financial Information Services Group, Inc. and its wholly-owned subsidiary ("NFISG") was transferred to the Parent at net book value for cash.

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

In October 1998, two of the Company's automobile finance subsidiaries, Community Credit Co. and Fidelity Acceptance Corporation, acquired $320 million in automobile finance receivables from Sunstar Acceptance Corporation, a division of NationsBank. Several other significant automobile finance receivable purchases totaling $169 million were made by the Company's automobile finance subsidiaries during 1999.

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

Effective April 21, 1998, one of the Company's Canadian subsidiaries acquired all of the issued and outstanding shares of capital stock of The T. Eaton Acceptance Co. Limited ("TEAC") and National Retail Credit Services Limited ("NRCS"). The acquisition was accounted for as a purchase. TEAC and NRCS were headquartered in Toronto, Ontario and were primarily engaged in purchasing sales finance contracts. TEAC and NRCS had finance receivables outstanding of $305 million at the time of the acquisition.

Effective January 7, 1998, the Company, through its wholly-owned subsidiary, Finvercon USA, Inc., acquired Finvercon S.A. Compañía Financiera ("Finvercon"). The acquisition was accounted for as a purchase. Funding necessary for this acquisition was provided to Finvercon USA, Inc. by the Company. Finvercon is engaged in consumer finance from its office in Buenos Aires, Argentina and had receivables outstanding of $33 million at the time of acquisition.

Effective August 31, 1997, Wells Fargo, through its wholly-owned subsidiary, Fidelity Acceptance Holding, Inc. ("FAHI"), acquired Fidelity Acceptance Corporation. The acquisition was accounted for as a purchase. Funding necessary for this acquisition (totaling approximately $1.1 billion) was provided via a term loan to FAHI by the Company. Effective September 2, 1997, Wells Fargo made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Parent. Immediately thereafter, the Parent made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of FAHI to the Company. This capital contribution was accounted for as a merger of interests under common control and resulted in a reduction in additional paid in capital of approximately $17.4 million.

Securities Available-for-Sale.  Debt and equity securities are classified as available-for-sale. Debt and equity securities classified as available-for-sale are reported at fair value with net unrealized gains and losses, net of deferred income taxes, excluded from earnings and recorded as a component of accumulated other comprehensive income until realized. If a decline in the security's fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings. Norwest Financial computes realized gains and losses using the specific identification method.

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

Loan Origination Fees and Costs.  Fees received and certain direct costs incurred for the origination of receivables are deferred and amortized to interest income over the contractual lives of the receivables using the interest method. Unamortized amounts are recognized at the time receivables are paid in full. Material discounts and premiums on purchased receivables are recognized over the contractual lives of the purchased receivables using a method that approximates the interest method.

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

Finance receivables are written off when evaluated as uncollectible. In addition, consumer finance receivables in the United States are generally written off if no payment is applied during the three- month period immediately preceding the balance sheet date and the receivable is 90 days or more contractually delinquent. Automobile finance receivables are written off when the receivable is 150 days or more contractually delinquent. All other receivables are generally written off when the receivable is 180 days or more contractually delinquent.

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

Insurance Income and Expense.  Insurance premiums are recognized as income over the terms of the policies. Premiums for credit life insurance are recognized as revenue using a method that approximates the interest method. Premiums for credit disability insurance, involuntary unemployment insurance, and multiple peril crop insurance are recognized as revenue in relationship to anticipated claims. Premiums and commissions from property insurance and non-filing insurance are recognized as revenue on a pro-rata basis. The Company discontinued the utilization of non-filing insurance in December 1999. Policy acquisition expenses (principally ceding commissions) are deferred and charged to expense over the terms of the related policies in proportion to premium income recognition.

Foreign Currency Translation.  Assets and liabilities of the foreign operations are translated at the exchange rate as of the balance sheet date. Foreign operating results are translated at the average exchange rates for the period covered by the income statement. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Goodwill and Other Intangibles.  Goodwill represents the unamortized cost of acquiring subsidiaries and other net assets in excess of the fair value of such net assets at the date of acquisition. Goodwill is amortized over a maximum 15-year period using the straight-line method. Other identifiable intangibles are amortized either on an accelerated basis or straight-line, over various periods which do not exceed 15 years. Goodwill and other intangible assets are written down to fair value when the expected cash flows from the investment no longer support the carrying value.

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

Reclassifications.  Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the presentation used in the 1999 financial statements.

New Standards.  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferral of the Effective Date of FASB Statement No.133, that defers the effective date for implementation of FAS 133 to no later than January 1, 2001 for the Company's financial statements. The Company has not yet completed the analysis required to determine the impact on the financial statements.

2.  Securities Available-for-Sale.

The amortized cost and fair value of securities available-for-sale were:

	December 31, 1999		December 31, 1998
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and federal agencies	$155,264	$152,807	$127,882	$132,867
States and political subdivisions	289,500	289,679	284,724	298,617
Mortgage-backed securities:
Federal agencies	197,522	191,915	252,333	254,668
Collateralized mortgage obligations	4,074	4,100	4,800	4,916

Total mortgage-backed securities	201,596	196,015	257,133	259,584
Other (primarily corporate bonds)	490,402	475,877	409,982	419,676

Total debt securities	1,136,762	1,114,378	1,079,721	1,110,744
Marketable equity securities	104,591	110,288	88,705	92,756

Total	$1,241,353	$1,224,666	$1,168,426	$1,203,500

The gross unrealized gains and losses of securities available-for-sale were:

	December 31, 1999 Gross Unrealized		December 31, 1998 Gross Unrealized
(In Thousands)
	Gains	Losses	Gains	Losses
U.S. Treasury and federal agencies	$315	$2,772	$4,999	$14
States and political subdivisions	3,769	3,590	13,962	69
Mortgage-backed securities:
Federal agencies	185	5,792	2,587	252
Collateralized mortgage obligations	42	16	118	2

Total mortgage-backed securities	227	5,808	2,705	254
Other (primarily corporate bonds)	648	15,173	15,113	5,418

Total debt securities	4,959	27,343	36,779	5,755
Marketable equity securities	10,445	4,748	10,643	6,593

Total	$15,404	$32,091	$47,422	$12,348

Maturities of mortgage-backed securities were estimated based upon anticipated payments. The amortized cost and fair values of debt securities available-for-sale by maturity were:

	December 31, 1999
(In Thousands)	Amortized Cost	Fair Value
In one year or less	$153,759	$153,528
After one year through five years	549,239	538,354
After five years through ten years	292,388	278,345
After ten years	141,376	144,151

Total	$1,136,762	$1,114,378

Total gross realized gains and losses from the sale of securities were $11,080,000 and $3,494,000, respectively, in 1999; $7,749,000 and $2,786,000, respectively, in 1998; and $18,394,000 and $1,521,000, respectively, in 1997. The carrying amounts of securities on deposit under statutory or other requirements at December 31, 1999 and 1998, were $11,001,000 and $11,616,000 respectively.

Income from securities available-for-sale and cash equivalents was as follows:

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Taxable interest	$59,076	$55,701	$51,334
Tax-exempt interest	14,056	13,032	9,135
Dividends	5,095	4,903	5,078

Total income	$78,227	$73,636	$65,547

3.  Finance Receivables.

Finance receivables are as follows:

	December 31,
(In Thousands)
	1999	1998
United States consumer finance:
Loans secured by real estate	$2,137,593	$1,889,410
Loans not secured by real estate	1,245,427	1,124,381

Total loans	3,383,020	3,013,791
Sales finance contracts	1,213,878	1,191,675
Credit cards	588,499	489,131

Total United States consumer finance	5,185,397	4,694,597

Canadian consumer finance:
Loans secured by real estate	86,848	71,011
Loans not secured by real estate	432,183	390,612

Total loans	519,031	461,623
Sales finance contracts	489,259	474,924
Credit cards	15,655	7,608

Total Canadian consumer finance	1,023,945	944,155

Automobile finance	2,165,745	2,022,813
Other	697,219	608,662

Total finance receivables	$9,072,306	$8,270,227

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

The amounts of cash payments applied to consumer receivables during the years ended December 31, 1999, 1998, and 1997 approximated $6,982,735,000; $6,346,421,000; and $5,342,833,000, respectively. These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity. Unearned insurance premiums and insurance claims and policy reserves which pertain to Norwest Financial's consumer receivables were approximately $157,721,000 and $147,227,000 at December 31, 1999 and 1998, respectively.

At December 31, 1999, contractual maturities of commercial receivables were as follows: $194,834,000 were due in one year or less; $440,651,000 were due after one year through five years; and $14,798,000 were due after five years. Substantially all commercial receivables have fixed interest rates. Contractual maturities are not presented for the consumer receivables as it is the Company's experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

Receivables include Canadian receivables of $1,023,945,000 and $944,155,000 at December 31, 1999 and 1998, respectively, and Argentina receivables of $90,714,000 and $92,103,000 at December 31, 1999 and 1998, respectively.

Non-accrual commercial receivables totaled $4,304,000 and $6,332,000 at December 31, 1999 and 1998, respectively. The allowance for losses related to these commercial receivables was $208,000 and $831,000 at December 31, 1999 and 1998, respectively. The average amount of non-accrual commercial receivables for the years ended December 31, 1999, 1998 and 1997 were $5,221,000, $5,300,000, and $3,481,000, respectively.

The effect of non-accrual commercial receivables on finance charges and interest are:

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Finance charges and interest:
As originally contracted	$320	$272	$391
As recognized using the cash basis	267	225	299

4.  Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Allowance for credit losses beginning of year	$350,984	$297,800	$169,133
Provision for credit losses charged to expense	272,136	304,274	235,877
Write-offs	(307,214)	(350,333)	(261,440)
Recoveries	51,806	49,453	33,717
Allowance related to receivables contributed or acquired		49,790	120,513

Allowance for credit losses end of year	$367,712	$350,984	$297,800

5.  Loans Payable—Short-term.

Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements). The bank credit agreements amounted to $1,873,900,000 at December 31, 1999; the entire amount was available at that date. Unused bank credit agreements are available to support outstanding commercial paper. If all credit agreements in effect at December 31, 1999 were to remain in effect and unused throughout 2000, the Company would pay approximately $1,269,000 in commitment fees.

Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

(Dollars in Thousands)	1999	1998	1997
Weighted average annual interest rate on commercial paper and other short-term debt:
At December 31,	5.98%	5.50%	5.68%
For the year	5.30	5.60	5.30
For the year after considering the effect of commitment fees	5.35	5.64	5.35
Average daily amount of commercial paper and other short-term debt outstanding during the year	$2,490,549	$2,262,680	$1,894,706
Maximum amount of commercial paper and other short-term debt outstanding at any month-end during the year	$3,126,791	$3,094,241	$2,381,650

The weighted average annual interest rate for the year was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding. The weighted average annual interest rate on short-term debt from affiliates for the years 1999, 1998, and 1997 was 5.22%, 5.37%, and 5.43% respectively.

6.  Senior Long-term Debt.

Senior long-term debt outstanding:

			December 31,
(Dollars In Thousands)
			1999		1998
Senior—United States:
6%	due	1999	$		$150,000
6.20%	due	1999			75,000
6 1/4%	due	1999			150,000
6 7/8%	due	1999			100,000
6.99%	due	1999			2,200
9.50%	due	1999			3,400
8 3/8%	due	2000, called in 1999			150,000
5 1/8%	due	2000		150,000	150,000
6.10%	due	2000		150,000	150,000
6 7/8%	due	2000		150,000	150,000
7 1/4%	due	2000		150,000	150,000
5 1/2%	due	2001		150,000
6 3/8%	due	2001		150,000	150,000
7 3/4%	due	2001		100,000	100,000
6 1/4%	due	2002		200,000	200,000
6 3/8%	due	2002		200,000	200,000
6 3/8%	due	2002		250,000
7 7/8%	due	2002		150,000	150,000
7.95%	due	2002		100,000	100,000
8.56%	due	2000-2002		5,000	6,667
5 3/8%	due	2003		200,000	200,000
6 1/8%	due	2003		150,000	150,000
6 3/8%	due	2003		150,000	150,000
6.93%	due	2000-2003		10,000	12,500
7%	due	2003		150,000	150,000
6%	due	2004		150,000	150,000
6 5/8%	due	2004		250,000	250,000
6.70%	due	2004		300,000
7.20%	due	2004		100,000	100,000
6 3/4%	due	2005		150,000	150,000
7 1/2%	due	2005		150,000	150,000
6 1/4%	due	2007		100,000	100,000
6 3/8%	due	2007		100,000	100,000
7.20%	due	2007		150,000	150,000
5 5/8%	due	2009		200,000
6.85%	due	2009		250,000	250,000
Floating rate debt, 5.675% to 6.50%, due 2000				550,000
Medium-term notes, 6.20% to 6.54%, due 2001				150,000	500,000

Total senior—United States				5,165,000	4,699,767

Senior long-term debt outstanding, continued

			December 31,
(Dollars In Thousands)
			1999		1998
Senior—Canada:
8.50%	due	1999	$		$48,758
9.00%	due	1999			32,505
7.55%	due	2000		39,106	52,966
7.80%	due	2000		6,924	6,501
Floating rate medium-term notes, 5.13% to 5.18%, due 2001				20,772
Medium-term notes, 4.90% to 6.75%, due 2000 to 2008				682,035	432,321

Total senior—Canada				748,837	573,051

Total senior long-term debt outstanding				$5,913,837	$5,272,818

Contractual maturities of long-term debt for the years 2000 through 2004 and thereafter are $1,276,367,000; $678,801,000; $987,256,000; $752,900,000; $973,106,000; and $1,245,407,000, respectively.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. Approximately $938 million of consolidated stockholder's equity was unrestricted at December 31, 1999. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). The Company was in compliance with the provisions of those debt instruments at December 31, 1999.

7.  Interest and Debt Expense.

Interest and debt expense is summarized as follows:

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Short-term—affiliates	$17,245	$8,799	$916
Short-term—commercial paper and other	132,958	122,014	96,569
Long-term	363,142	348,590	298,293
Amortization of debt expense	6,718	6,381	5,958

Total interest and debt expense	$520,063	$485,784	$401,736

8.  Insurance Premiums and Claims.

Insurance premiums earned by the Company's insurance subsidiaries are as follows:

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Direct premiums earned	$460,779	$342,006	$298,795
Assumed premiums earned	150,754	151,125	134,982
Ceded premiums earned	(314,001)	(223,453)	(222,325)

Net premiums earned	$297,532	$269,678	$211,452

Included in assumed premiums earned in 1999, 1998 and 1997 is $11.1 million, $13.7 million and $22.6 million of multiple peril crop insurance profit share.

The following table presents an analysis of the Company's insurance claims and policy reserves, reconciling beginning and ending balances.

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Insurance claims and policy reserves at beginning of year	$29,750	$30,566	$35,893
Provision for insurance losses and loss expenses	196,532	167,988	120,386
Insurance losses and loss expense paid	(192,158)	(168,804)	(125,713)

Insurance claims and policy reserves at end of year	$34,124	$29,750	$30,566

Insurance loss and loss expenses have been reduced by recoveries recognized under reinsurance contracts of $321.5 million, $281.7 million and $130.5 million for the years ended December 31, 1999, 1998, and 1997 respectively.

9.  Leased Assets and Lease Commitments.

Lease terms are generally for three to seven years. Commitments at December 31, 1999, under operating leases having initial or remaining lease terms in excess of one year are approximately $40 million. Rental expense for all operating leases was $41.9 million, $40.2 million, and $36.3 million in 1999, 1998, and 1997, respectively.

10.  Income Taxes.

The Company and its subsidiaries are included in the consolidated federal income tax return of Wells Fargo. Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis. Current income taxes payable of $3.3 million were included in other payables to affiliates at December 31, 1999. The Company's foreign subsidiaries file separate federal and provincial returns in the local country.

At December 31, 1999, no federal income taxes had been provided on approximately $44 million of one of the United States life insurance subsidiary's retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws. The life insurance subsidiary does not contemplate distributing dividends from these retained earnings. The amount of unrecognized deferred tax liability at December 31, 1999, was $15.4 million.

Income taxes for the years 1999, 1998, and 1997 are composed of the following elements:

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Current:
Federal	$79,505	$84,949	$90,276
State	5,253	1,906	4,526
Foreign	48,112	27,264	24,176
Deferred:
Federal and state	16,320	7,549	25,104

Total income taxes	$149,190	$121,668	$144,082

Income before taxes from operations outside the United States was $31.3 million, $39.4 million, and $61.7 million for the years ended December 31, 1999, 1998, and 1997, respectively.

The Company had a net deferred tax asset of $130,496,000 and $60,717,000 at December 31, 1999 and 1998, respectively. The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below:

	December 31,
(In Thousands)
	1999	1998
Deferred Tax Assets
Allowance for loan losses	$132,108	$116,362
Net tax-deferred expenses	21,915	14,822
FAS 115 adjustment	5,531
Other	5,762	3,759

Total deferred tax assets	165,316	134,943

Deferred Tax Liabilities
Leasing	17,139	16,371
Purchased intangibles	15,356	11,158
FAS 115 adjustment		11,994
Other	2,325	34,703

Total deferred tax liabilities	34,820	74,226

Net Deferred Tax Asset	$130,496	$60,717

The Company has determined that it is not required to establish a valuation reserve for any of the deferred tax assets since it is more likely than not that these assets will be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies.

The deferred tax asset\liability related to unrealized gains and losses on securities available for sale had no impact on 1999, 1998 or 1997 income tax expense as these gains and losses, net of taxes, were recorded in accumulated other comprehensive income.

The effective income tax rates for the years ended December 31, 1999, 1998, and 1997 differed from the statutory federal income tax rate in the United States for the following reasons:

	Percent of Pretax Income for the Years Ended December 31,
	1999	1998	1997
Statutory federal income tax rate	35.0%	35.0%	35.0%
Change due to:
State taxes	1.4	0.6	1.1
Goodwill	0.6	0.6	0.2
Tax-exempt income	(1.5)	(1.5)	(1.1)
Other, net	0.5	(0.9)	(0.4)

Effective tax rate	36.0%	33.8%	34.8%

11.  Employee Benefits.

The Company has a defined benefit pension plan which covers United States employees who meet certain age and service requirements. Pension benefits provided are based on the employee's highest compensation in three consecutive years during the last ten calendar years of employment. Benefits accrue under this plan at a rate of 1-1/4% for each year of service. The plan holds single premium annuity contracts issued by one of the Company's life insurance subsidiaries. Annual benefits paid to retirees covered by the contracts were approximately $1.7 million in 1999 and 1998 and $1.8 million in 1997.

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

The following table shows the changes in the benefit obligation and the fair value of plan assets during 1999 and 1998 and the amounts included in the Company's balance sheet as of December 31, 1999 and 1998 for the Company's defined benefit pension and other postretirement benefit plans:

	December 31, 1999		December 31, 1998
(In Thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$131,955	$65,068	$104,594	$54,270
Service cost	7,404	6,002	5,785	4,437
Interest cost	8,834	4,617	7,671	3,903
Plan participants' contributions		103		76
Amendments	3,533	2,640	1,176
Actuarial loss (gain)	(28,465)	(16,082)	14,191	3,687
Acquisitions			5,758
Benefits paid	(6,237)	(1,368)	(5,927)	(1,120)
Translation adjustment	1,237	161	(1,293)	(185)

Benefit obligation at end of year	$118,261	$61,141	$131,955	$65,068

Change in plan assets:
Fair value of plan assets at beginning of year*	$136,020	$19,095	$118,992	$14,999
Actual return on plan assets	8,879	165	11,636	719
Acquisitions	3,006		4,117
Employer contributions	8,815	4,958	8,233	4,421
Plan participants' contributions		103		76
Benefits paid	(6,237)	(1,368)	(5,927)	(1,120)
Translation adjustment	1,061		(1,031)

Fair value of plan assets at end of year*	$151,544	$22,953	$136,020	$19,095

Funded status	33,283	(38,188)	4,065	(45,973)
Unrecognized net actuarial loss (gain)	(14,349)	(7,218)	15,235	10,293
Unrecognized net transition obligation (asset)	(846)	15,351	(993)	15,555
Unrecognized prior service cost (credit)	2,215	3,129	694	671

Prepaid (accrued) benefit cost	$20,303	$(26,926)	$19,001	$(19,454)

*
Consists primarily of marketable bonds and debentures and obligations of the United States government and its agencies.

The following table sets forth the components of net periodic benefit cost:

	Years Ended December 31,
	1999		1998		1997
(In Thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost	$7,404	$6,002	$5,785	$4,437	$3,941	$3,174
Interest cost	8,834	4,617	7,671	3,903	6,654	3,372
Expected return on plan assets	(11,819)	(1,008)	(9,879)	(797)	(8,861)	(546)
Recognized net actuarial (gain) loss (1)	3,080	1,384	2,804	850	(822)	616
Amortization of prior service cost (credit)	122	182	(146)	44	(146)	43
Amortization of unrecognized transition obligation (asset)	(193)	1,174	(193)	1,112	(199)	1,112

Net period benefit cost	$7,428	$12,351	$6,042	$9,549	$567	$7,771

(1)
Net gains and losses are amortized over five years.

The weighted-average assumptions used in calculating the amounts above for the United States plans were, as of December 31, 1999 and 1998:

	December 31, 1999		December 31, 1998
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	7.5%	7.5%	6.5%	6.5%
Expected return on plan assets	9.0	5.0	9.0	5.0
Rate of compensation increase	5.0		5.0

The weighted-average assumptions used in calculating the amounts above for the Canadian plans were, as of December 31, 1999 and 1998:

	December 31, 1999		December 31, 1998
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	7.5%	7.5%	6.3%	6.3%
Expected return on plan assets	8.0		8.0
Rate of compensation increase	5.6		5.6

The assumed health care cost trend rate used in measuring the United States plan's accumulated postretirement benefit obligation as of December 31, 1999 was 8% for 2000, after which it remains constant. The Canadian plan assumed a 2000 health care trend of 11% decreasing each successive year until it reaches 6% in 2005. Increasing the assumed health care trend by one percentage point in each year would increase the combined accumulated postretirement benefit obligation as of December 31, 1999 by $14.2 million and the aggregate of the combined interest cost and service cost components of the net periodic benefit cost for 1999 by $3.1 million. Decreasing the assumed health care trend by one percentage point in each year would decrease the combined accumulated postretirement benefit obligation as of December 31, 1999 by $10.9 million and the aggregate of the combined interest cost and service cost components of the net benefit periodic cost for 1999 by $2.2 million.

The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%. The Company makes a matching contribution of $.25 for every dollar of the basic employee contribution made during the year and not withdrawn. The Company may also make a profit sharing contribution on the basic employee contribution with the amount determined by the percentage return on consolidated equity (as defined) of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the Company was $18,418,000, $17,178,000, and $15,051,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

12.  Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

	Years Ended December 31,
(In Thousands)
	1999	1998	1997
Cash paid for:
Interest	$498,006	$477,117	$375,376
Income taxes	191,045	95,955	109,391

13.  Concentrations of Credit Risk.

The Company and its subsidiaries are primarily engaged in the consumer and automobile finance business. The average balance outstanding with any individual customer is not significant. At December 31, 1999, the Company had 1,108 consumer and automobile finance offices in 46 states, Guam, Saipan, Puerto Rico, and all ten Canadian provinces compared with 1,146 consumer and automobile finance offices in 46 states, Guam, Saipan, Puerto Rico, and all ten Canadian provinces at December 31, 1998. Credit cards are issued by Dial Bank to customers located nationwide. Dial National Bank issues private label and dual-line Co-Branded credit cards nationwide.

A subsidiary of the Company also provides accounts receivable financing primarily to high quality furniture stores across the country. A different subsidiary provides financing via secured lines of credit to consumer finance companies who in turn provide financing to their customers. In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on health care equipment.

14.  Segment Information.

The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance. The Company's operating segments are determined by product type and geography. U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 758 consumer finance branches in 46 states, Guam, Saipan, and Puerto Rico. The U.S. consumer finance segment also issues credit cards through two banking subsidiaries. Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 148 consumer finance branches in the 10 provinces. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 202 branches in 32 states and Puerto Rico. Results from insurance operations are included in the appropriate segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). The Company accounts for intersegment sales and transfers as if the sales or transfer were to third parties, that is, at current market prices.

Selected financial information for each segment is shown below:

(In Thousands)	U.S. Consumer Finance	Canadian Consumer Finance	Automobile Finance	Other*	Eliminations		Total
1999:
Finance charges and interest	$920,551	$237,883	$390,410	$88,597	$		$1,637,441
Interest expense	316,100	47,375	110,750	45,838			520,063
Intersegment income				43,281		(43,281)
Total income	1,164,706	263,541	408,828	390,470		(43,281)	2,184,264
Income tax expense	81,581	17,718	26,378	23,513			149,190
Net income	146,700	32,186	45,431	41,044			265,361
Total assets	6,776,226	1,162,366	2,438,864	905,957			11,283,413
1998:
Finance charges and interest	$898,426	$201,163	$327,623	$71,480	$		$1,498,692
Interest expense	318,023	46,072	90,825	30,864			485,784
Intersegment income				49,384		(49,384)
Total income	1,157,508	221,419	343,004	333,218		(49,384)	2,005,765
Income tax expense	74,917	9,360	8,776	28,615			121,668
Net income	158,641	17,409	12,430	50,124			238,604
Total assets	6,484,291	1,042,515	2,182,446	806,955			10,516,207
1997:
Finance charges and interest	$931,952	$152,315	$142,672	$55,637	$		$1,282,576
Interest expense	314,113	25,843	38,442	23,338			401,736
Intersegment income				49,488		(49,488)
Total income	1,186,980	172,450	149,940	268,914		(49,488)	1,728,796
Income tax expense	90,105	15,677	7,692	30,608			144,082
Net income	170,569	29,115	13,389	56,377			269,450
Total assets	6,529,125	655,874	1,598,442	538,483			9,321,924

*
Information from other segments below the quantitative threshold are attributable to information services operations, miscellaneous insurance companies, collection services, operations in Argentina, and commercial finance operations, including rediscounting.

The following information is shown by geographic area:

(In Thousands)	United States	Canada	All Other Countries	Total
1999:
Total income	$1,878,306	$263,541	$42,417	$2,184,264
Total net income	234,660	32,186	(1,485)	265,361
Total long-lived assets	59,633	8,148	1,593	69,374
Total assets	9,935,576	1,162,366	185,471	11,283,413
1998:
Total income	1,746,038	221,419	38,308	2,005,765
Total net income	212,770	17,409	8,425	238,604
Total long-lived assets	178,432	7,914	1,349	187,695
Total assets	9,304,860	1,042,515	168,832	10,516,207
1997:
Total income	1,535,941	172,450	20,405	1,728,796
Total net income	228,527	29,115	11,808	269,450
Total long-lived assets	96,346	6,191		102,537
Total assets	8,615,794	655,874	50,256	9,321,924

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

Finance Receivables and Notes Receivable—Affiliates.  The interest rates on the receivables outstanding at December 31, 1999 and 1998, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As a result, the carrying value is a reasonable estimate of fair value.

Accrued Interest Receivable.  The carrying amounts of accrued interest receivable approximates their fair values.

Loans Payable—Short-term and Accrued Interest Payable.  Carrying value is a reasonable estimate of fair value. The carrying amount approximates fair value due to the short maturity of these instruments.

Other Payables to Affiliates.  Due to the relatively short period of time between the origination of these instruments and the expected realization, the carrying value of other payables to affiliates is a reasonable estimate of fair value.

Long-term Debt.  Based on quoted market rates for the same or similar issues of debt or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $5,806,027,000 as of December 31, 1999 and $5,436,650,000 as of December 31, 1998.

16.  Selected Quarterly Financial Data (Unaudited).

Selected quarterly financial data for 1999 and 1998 were as follows:

(In Thousands)	Total Income	Interest and Debt Expense	Provision for Credit Losses	Net Income
March 31, 1998	$447,151	$114,350	$67,176	$58,690
June 30, 1998	457,823	119,703	63,304	64,306
September 30, 1998	612,203	123,787	68,935	65,534
December 31, 1998	488,588	127,944	104,859	50,074
March 31, 1999	485,595	124,863	68,082	59,763
June 30, 1999	581,923	125,745	58,801	71,664
September 30, 1999	580,518	131,012	69,728	69,627
December 31, 1999	536,228	138,443	75,525	64,307

17.  Related Parties.

Notes receivable—affiliates were $487,822,000 and $499,123,000 at December 31, 1999 and 1998, respectively. Notes receivable—affiliates include a combination of short-term and long-term notes receivable. At December 31, 1999, Norwest Financial, Inc. had loans of $337 million to an affiliate, Island Finance Puerto Rico, Inc. The loans have a weighted average interest rate of 9.00% and mature in 2002 and 2005. The remainder of notes outstanding at December 31, 1999 and 1998, earn interest at rates that approximate the cost of borrowings of the Company.

Income from affiliates was $48,783,000; $63,228,000; and $58,200,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Management fees paid to Wells Fargo were $6,027,000; $7,143,000; and $5,724,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

18.  Legal Actions.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 5, 1999, upon the recommendation of the management of Wells Fargo, the Board of Directors of the Company dismissed the Company's auditors, Deloitte & Touche LLP ("Deloitte"), subject to completion of the Company's and related entities' audits for the year ended December 31, 1998, and approved the selection of KPMG LLP, as the Company's independent accountants for the year ending December 31, 1999.

Deloitte served as the Company's independent accountants for the years ended December 31, 1996, 1997 and 1998. Deloitte issued an unqualified opinion on the Company's consolidated financial statements as of and for the years ended December 31, 1996, 1997 and 1998. Prior to the November 2, 1998 merger of the former Wells Fargo & Company into a wholly-owned subsidiary of Norwest Corporation, KPMG LLP audited the financial statements of both Norwest Corporation and the former Wells Fargo & Company and since consummation of the merger has been the auditor of Wells Fargo. For additional information on the Company's changes in auditors, please see the Company's Current Report on Form 8-K dated March 9, 1999.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:
a.
Consolidated balance sheets as of December 31, 1999 and 1998.

b.
Consolidated statements of income for the years ended December 31, 1999, 1998, and 1997.

c.
Consolidated statements of comprehensive income for the years ended December 31, 1999, 1998, and 1997.

d.
Consolidated statements of cash flows for the years ended December 31, 1999, 1998, and 1997.

e.
Consolidated of statements of stockholder's equity for the years ended December 31, 1999, 1998 and 1997.
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
4(b)
Conformed copy of Indenture dated as of May 1, 1986, between the Company and Harris Trust and Savings Bank, Trustee (Exhibit 4(p) of the Company's Form 10-K Annual Report for 1986, which is hereby incorporated by reference) .
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
*(12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.
*(23.1)	Consent of KPMG LLP.
*(23.2)	Consent of Deloitte & Touche LLP.

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

*
Filed herewithin

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2000.

NORWEST FINANCIAL, INC
By:	/s/ DENNIS E. YOUNG Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 15th day of March, 2000.

/s/ DANIEL W. PORTER Daniel W. Porter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS P. SHIPPEE Thomas P. Shippee President and Chief Operating Officer, and Director
/s/ PATRICIA J. MCFARLAND Patricia J. McFarland Senior Vice President, General Counsel and Secretary, and Director
Stanley S. Stroup Director
/s/ DENNIS E. YOUNG Dennis E. Young Executive Vice President and Chief Financial Officer, and Director (Principal Financial Officer)
/s/ ERIC TORKELSON Eric Torkelson Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	PAGE NO.
12	Computation of ratios of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.	Electronic Transmission
23.1	Consent of KPMG LLP.	Electronic Transmission
23.2	Consent of Deloitte & Touche LLP.	Electronic Transmission
27	Financial Data Schedule	Electronic Transmission

QuickLinks

PART I
CONSUMER AND AUTOMOBILE FINANCE OPERATIONS
OTHER OPERATIONS
Other Finance Operations
ASSETS UNDER MANAGEMENT
SOURCES OF FUNDS
RATIOS OF EARNINGS TO FIXED CHARGES
COMPETITION
EMPLOYEE RELATIONS
PART II
ASSETS
LIABILITIES AND STOCKHOLDER'S EQUITY
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS