Form 10-Q
period 2000-03-31
NORWEST FINANCIAL INC
filed 2000-05-09
CIK 708481

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000
Commission file number 2-80466

Norwest Financial, Inc.

(Exact name of registrant as specified in its charter)

Iowa (State of incorporation)	42-1186565 (IRS Employer Identification No.)
206 Eighth Street, Des Moines, Iowa (Address of principal executive offices)	50309 (zip code)

(515)243-2131
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of May 9, 2000.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

NORWEST FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	March 31, 2000	December 31, 1999
Assets
Cash and cash equivalents	$110,146	$178,970
Securities available-for-sale	1,207,244	1,224,666
Finance receivables	9,397,903	9,072,306
Less allowance for credit losses	381,978	367,712

Finance receivables—net	9,015,925	8,704,594

Notes receivable—affiliates	454,609	487,822
Property and equipment (at cost, less accumulated depreciation of $132,447 for 2000 and $130,253 for 1999)	67,714	69,374
Deferred income taxes	140,232	130,496
Other assets	443,130	487,491

Total assets	$11,439,000	$11,283,413

Liabilities and Stockholder's Equity
Loans payable—short-term:
Commercial paper	$2,388,516	$2,437,676
Affiliates	403,151	432,199
Other	115,757	256,916
Unearned insurance premiums and commissions	139,061	140,547
Insurance claims and policy reserves	34,764	34,124
Accrued interest payable	99,715	102,695
Other payables to affiliates	48,698	3,297
Other liabilities	322,483	374,558
Long-term debt:
Senior	5,795,595	5,913,837
Affiliates	500,000

Total liabilities	9,847,740	9,695,849

Stockholder's equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	209,124	196,697
Retained earnings	1,405,712	1,407,743
Accumulated other comprehensive loss, net of income taxes	(27,431)	(20,731)

Total stockholder's equity	1,591,260	1,587,564

Total liabilities and stockholder's equity	$11,439,000	$11,283,413

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,
	2000	1999
Income:
Finance charges and interest	$448,992	$399,160
Insurance premiums and commissions	25,648	30,422
Other income	50,473	56,013

Total income	525,113	485,595

Expenses:
Operating expenses	205,165	189,567
Interest and debt expense	143,545	124,863
Provision for credit losses	77,359	68,082
Insurance losses and loss expenses	13,311	10,985

Total expenses	439,380	393,497

Income before income taxes	85,733	92,098
Income taxes	31,596	32,335

Net income	$54,137	$59,763

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,
	2000	1999
Net income	$54,137	$59,763
Other comprehensive loss, before income taxes:
Unrealized losses on securities available-for-sale:
Unrealized losses arising during the period	(7,511)	(5,296)
Reclassification adjustment for net gains included in income	(2,373)	(2,764)

	(9,884)	(8,060)
Foreign currency translation adjustment	(183)	966

Other comprehensive loss before income taxes	(10,067)	(7,094)
Income tax benefit related to unrealized losses on securities available-for-sale	(3,367)	(2,384)

Other comprehensive loss, net of income taxes	(6,700)	(4,710)

Comprehensive income	$47,437	$55,053

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$54,137	$59,763
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	77,359	68,082
Depreciation and amortization	12,801	13,669
Deferred income taxes	(1,928)	(4,752)
Other receivables from affiliates		(16,709)
Other assets	(18,921)	(1,228)
Unearned insurance premiums and commissions	(1,486)	(1,104)
Insurance claims and policy reserves	640	627
Accrued interest payable	(2,980)	9,064
Other payables to affiliates	45,957	(44,173)
Other liabilities	(55,810)	49,971

Net cash provided by operating activities	109,769	133,210

Cash flows from investing activities:
Finance receivables:
Principal collected	2,039,323	1,846,342
Receivables originated or purchased	(2,197,710)	(1,910,637)
Proceeds from sales of securities	37,063	18,672
Proceeds from maturities of securities	32,988	43,625
Purchases of securities	(62,513)	(90,659)
Net additions to property and equipment	(3,655)	(25,250)
Net decrease (increase) in notes receivable—affiliates, net of effect of contributed subsidiaries	(18,829)	35,556
Cash and cash equivalents of contributed subsidiaries received	477	1,002
Other	57,502	101,341

Net cash provided (used) by investing activities	(115,354)	19,992

Cash flows from financing activities:
Net increase (decrease) in loans payable—short term	(400,683)	(133,369)
Proceeds from issuance of long-term debt:
Senior	68,989	350,000
Affiliates	500,000
Repayment of senior long-term debt	(186,545)	(300,000)
Dividends paid	(45,000)	(40,000)

Net cash used by financing activities	(63,239)	(123,369)

Net increase (decrease) in cash and cash equivalents	(68,824)	29,833
Cash and cash equivalents beginning of period	178,970	139,184

Cash and cash equivalents end of period	$110,146	$169,017

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Consolidated Statements of Stockholder's Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total
Balance, December 31, 1998	$3,855	$189,438	$1,362,370	$(13,530)	$23,080	$1,565,213
Comprehensive income (loss):
Net income			59,763			59,763
Other				966	(5,676)	(4,710)
Contributed subsidiaries		7,259	12			7,271
Dividends			(40,000)			(40,000)

Balance, March 31, 1999	$3,855	$196,697	$1,382,145	$(12,564)	$17,404	$1,587,537

Balance, December 31, 1999	$3,855	$196,697	$1,407,743	$(9,575)	$(11,156)	$1,587,564
Comprehensive income (loss):
Net income			54,137			54,137
Other				(183)	(6,517)	(6,700)
Contributed subsidiaries		12,427	(11,168)			1,259
Dividends			(45,000)			(45,000)

Balance, March 31, 2000	$3,855	$209,124	$1,405,712	$(9,758)	$(17,673)	$1,591,260

See accompanying notes to consolidated financial statements.

NORWEST FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

    The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the accounting policies set forth in Norwest Financial, Inc.'s 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.  Dividend Restrictions.

    Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $941 million of consolidated stockholder's equity was unrestricted at March 31, 2000.

3.  Other Income.

    Income from affiliates was $8.7 million and $12.1 million for the three months ended March 31, 2000 and 1999, respectively.

    Interest and dividends from securities available-for-sale and cash equivalents were $19.9 million and $18.6 million for the three months ended March 31, 2000 and 1999, respectively.

4.  Reclassifications.

    Certain amounts in the 1999 financial statements have been reclassified to conform to the presentation used in the 2000 financial statements.

5.  Finance Receivables.

    Finance receivables are as follows:

	March 31, 2000	December 31, 1999
	(In Thousands)
United States consumer finance:
Loans secured by real estate	$2,339,592	$2,137,593
Loans not secured by real estate	1,303,829	1,245,427

Total loans	3,643,421	3,383,020
Sales finance contracts	1,190,287	1,213,878
Credit cards	584,201	588,499

Total United States consumer finance	5,417,909	5,185,397

Canadian consumer finance:
Loans secured by real estate	94,211	86,848
Loans not secured by real estate	449,535	432,183

Total loans	543,746	519,031
Sales finance contracts	484,584	489,259
Credit cards	16,468	15,655

Total Canadian consumer finance	1,044,798	1,023,945

Automobile finance	2,202,165	2,165,745
Other	733,031	697,219

Total finance receivables	$9,397,903	$9,072,306

6.  Allowance for Credit Losses.

    The analysis of the allowance for credit losses is as follows:

	Three Months Ended March 31,
	2000	1999
	(In Thousands)
Allowance for credit losses beginning of period	$367,712	$350,984
Provision for credit losses charged to expense	77,359	68,082
Write-offs	(88,525)	(76,101)
Recoveries	15,589	14,248
Allowance related to receivables contributed or acquired	9,843

Allowance for credit losses end of period	$381,978	$357,213

7.  Statements of Consolidated Cash Flows.

    The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

	Three Months Ended March 31,
	2000	1999
	(In Thousands)
Cash paid for:
Interest	$159,977	$116,184
Income taxes	4,310	73,140

8.  Segment Information.

    The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance. The Company's operating segments are determined by product type and geography. U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 800 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico. The U.S. consumer finance segment also issues credit cards through two banking subsidiaries. Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 148 consumer finance branches in the 10 provinces. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 197 branches in 33 states and Puerto Rico. Results from insurance operations are included in the appropriate segment.

    Selected financial information for each segment is shown below:

			Canadian Consumer Finance
	U.S. Consumer Finance				Automobile Finance		Other*		Eliminations			Total
Three Months Ended March 31,
	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999		2000	1999
	(In Thousands)
Finance charges and interest	$257,810	$224,571	$61,373	$57,311	$101,722	$95,568	$28,087	$21,710	$	$		$448,992	$399,160
Intersegment income								11,397			(11,397)
Total income	315,294	282,577	67,890	62,932	106,284	100,021	35,645	51,462			(11,397)	525,113	485,595
Net income (loss)	41,382	35,049	6,796	7,526	9,855	11,551	(3,896)	5,637				54,137	59,763

*
Information from other segments below the quantitative threshold are attributable to information services operations, miscellaneous insurance companies, collection services, operations in Argentina and commercial finance operations including rediscounting. Subsidiaries engaged in information services operations were transferred to the Parent on December 15, 1999.

9.  Recent Accounting Standards.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferral of the Effective Date of FASB Statement No. 133, that defers the effective date of implementation of FAS 133 to no later than January 1, 2001 for the Company's financial statements. The Company has not yet completed the analysis required to determine the impact on the financial statements.

10. Business Combinations.

    Effective January 1, 2000, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of two of the Parent's consumer finance subsidiaries (the "Contributed Subsidiaries"). This capital contribution was accounted for as a merger of interests under common control. Accordingly, the assets acquired and liabilities assumed were recorded at historical cost. The contributed subsidiaries had assets totaling $237.8 million and 49 branch offices at the time of the contribution.

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

    Norwest Financial's total income (revenue) increased 8% for the first three months ($525.1 million in the first three months of 2000 compared with $485.6 million in the first three months of 1999).

    Income from finance charges and interest increased 12% for the first three months ($449.0 million in the first three months of 2000 compared with $399.2 million in the first three months of 1999). Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first three months of 2000 increased 12% from the first three months of 1999; average U.S. consumer finance receivables outstanding increased 15%, average Canadian consumer finance receivables outstanding increased 8%, average automobile finance receivables outstanding increased 7%, and average other finance receivables outstanding increased 18%.

	Three Months Ended March 31,
	2000	1999
Rate of charge on finance receivables:
U.S. consumer finance	19.04%	19.08%
Canadian consumer finance	24.37	24.57
Automobile finance	18.76	18.85
Other	15.67	14.30
Total	19.29	19.29

    The increases in income from finance charges and interest were due predominantly to growth in average receivables outstanding. Growth in average receivables for all categories was due primarily to regular business activity. The majority of the increase in other average receivables was due to receivable growth of Norwest Financial Preferred Capital, Inc., a subsidiary of the Company which began rediscounting to consumer finance companies in 1997.

    Insurance premiums and commissions decreased 16% ($25.6 million in the first three months of 2000 compared with $30.4 million in the first three months of 1999.) The decreases were predominantly due to decreases in insurance premiums and commission on multiple peril crop insurance. Insurance losses and loss expenses increased 21% ($13.3 million in the first three months of 2000 compared with $11.0 million in the first three months of 1999.) The increases were predominately due to increases in insurance losses and loss expenses on multiple peril crop insurance. The company has announced its intention, subject to regulatory approval, to transfer the multiple peril crop insurance operations to another affiliate of Wells Fargo.

    Other income decreased 10% ($50.5 million in the first three months of 2000 compared with $56.0 million in the first three months of 1999). The decrease in other income was due predominantly to the elimination of income from the sale of information services in 2000 due to the transfer of this business to the Parent on December 15, 1999.

    Operating expenses increased 8% ($205.2 million in the first three months of 2000 compared with $189.6 million in the first three months of 1999). The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion.

    Interest and debt expense increased 15% ($143.5 million in the first three months of 2000 compared with $124.9 million in the first three months of 1999). Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first three months of 2000 increased 10% from the first three months of 1999.

	Three Months Ended March 31,
	2000	1999
Costs of funds:
Short-term	6.15%	5.14%
Long-term	6.50	6.64
Total	6.40	6.14

    Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable—affiliates. Average finance receivables and notes receivable—affiliates increased 11% from the first three months of 1999.

    Provision for credit losses increased 14% ($77.4 million in the first three months of 2000 compared with $68.1 million in the first three months of 1999). Net write-offs increased 18% in the first three months of 2000 compared to the first three months of 1999.

	Three Months Ended March 31,
	2000	1999
Net write-offs, not annualized, as a percentage of average net receivables outstanding:
U.S. consumer finance	.62%	.63%
Canadian consumer finance	1.41	1.10
Automobile finance	.97	1.07
Other	.57	.05
Total	.78	.75

    During 2000, the provision for credit losses exceeded net write-offs by $4.4 million. At March 31, 2000, the Company had an allowance for credit losses of $382.0 million (4.06% of receivables) compared with $367.7 million (4.05% of receivables) at December 31, 1999. There were no material changes in estimation methods and assumptions during 2000 and 1999. Non-accrual finance receivables were $46.3 million at March 31, 2000 compared with $41.3 million at December 31, 1999. In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $106.7 million at March 31, 2000 compared with $110.9 million at December 31, 1999. Management believes the allowance for credit losses at March 31, 2000, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

    Income taxes decreased 2% ($31.6 million in the first three months of 2000 compared with $32.3 million in the first three months of 1999). Income before income taxes decreased 7% ($85.7 million in the first three months of 2000 compared with $92.1 million in the first three months of 1999.) The effective tax rate was 36.9% for the first three months of 2000 compared with 35.1% for the first three months of 1999. The increase in the effective tax rate was due predominantly to an increase in state taxes.

    The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At March 31, 2000, lines of credit and revolving credit agreements totaling $1,821 million were being maintained at 32 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Dial Bank and Dial National Bank, have access to federal funds borrowings. At March 31, 2000, federal funds availability at the two banks was $349 million.

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

PART II. OTHER INFORMATION

NORWEST FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

    The following table sets forth the ratios of earnings to fixed charges of Norwest Financial, Inc. and its subsidiaries for the periods indicated:

	Years Ended December 31,
Three Months Ended March 31, 2000
	1999	1998	1997	1996	1995
1.58	1.78	1.72	2.00	2.11	2.13

    The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the three months ended March 31, 2000.
  (b)
  Reports on 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWEST FINANCIAL, INC.
Date: May 9, 2000
	By:	/s/ ERIC TORKELSON Eric Torkelson Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
RATIOS OF EARNINGS TO FIXED CHARGES
SIGNATURES