Form 10-Q
period 2000-06-30
WELLS FARGO FINANCIAL INC
filed 2000-08-10
CIK 708481

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000
Commission file number 2-80466

Wells Fargo Financial, Inc.
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42 1186565 (I.R.S. Employer Identification No.)
206 Eighth Street, Des Moines, Iowa (Address of principal executive offices)	50309 (Zip Code)

(515) 243-2131
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of August 10, 2000.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
WELLS FARGO FINANCIAL, INC.
Consolidated Balance Sheets (Unaudited)
(Thousands of Dollars)

	June 30, 2000	December 31, 1999
Assets
Cash and cash equivalents	$163,659	$178,970
Securities available-for-sale	1,138,184	1,224,666
Finance receivables	10,031,023	9,072,306
Less allowance for credit losses	390,542	367,712

Finance receivables — net	9,640,481	8,704,594

Notes receivable — affiliates	402,107	487,822
Property and equipment (at cost, less accumulated depreciation of $134,573 for 2000 and $130,253 for 1999)	64,645	69,374
Deferred income taxes	139,734	130,496
Other assets	390,123	487,491

Total assets	$11,938,933	$11,283,413

See accompanying notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
WELLS FARGO FINANCIAL, INC.
Consolidated Balance Sheets (Unaudited)
(Thousands of Dollars)

	June 30, 2000	December 31, 1999
Liabilities and Stockholder's Equity
Loans payable — short-term:
Commercial paper	$2,278,441	$2,437,676
Affiliates	593,331	432,199
Other	187,979	256,916
Unearned insurance premiums and commissions	142,842	140,547
Insurance claims and policy reserves	35,304	34,124
Accrued interest payable	101,428	102,695
Other payables to affiliates	67,601	3,297
Other liabilities	356,366	374,558
Long-term debt:
Senior	6,085,737	5,913,837
Affiliate	500,000

Total liabilities	10,349,029	9,695,849

Stockholder's equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	209,124	196,697
Retained earnings	1,402,671	1,407,743
Accumulated other comprehensive loss, net of income taxes	(25,746)	(20,731)

Total stockholder's equity	1,589,904	1,587,564

Total liabilities and stockholder's equity	$11,938,933	$11,283,413

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Income (Unaudited)
(Thousands of Dollars)

	Quarter Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Income:
Finance charges and interest	$452,664	$402,246	$901,656	$801,406
Insurance premiums and commissions	26,537	123,908	52,185	154,330
Other income	47,850	55,769	98,323	111,782

Total income	527,051	581,923	1,052,164	1,067,518

Expenses:
Operating expenses	200,133	189,930	405,298	379,497
Interest and debt expense	152,254	125,745	295,799	250,608
Provision for credit losses	72,584	58,801	149,943	126,883
Insurance losses and loss expenses	11,384	94,635	24,695	105,620

Total expenses	436,355	469,111	875,735	862,608

Income before income taxes	90,696	112,812	176,429	204,910
Income taxes	33,566	41,148	65,162	73,483

Net income	$57,130	$71,664	$111,267	$131,427

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Thousands of Dollars)

	Quarter Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net income	$57,130	$71,664	$111,267	$131,427
Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(1,863)	(15,034)	(9,374)	(20,330)
Reclassification adjustment for net (gains) losses included in net income	1,075	(3,082)	(1,298)	(5,846)

	(788)	(18,116)	(10,672)	(26,176)
Foreign currency translation adjustment	(924)	2,016	(1,107)	2,982

Other comprehensive income (loss) before income taxes	(1,712)	(16,100)	(11,779)	(23,194)
Income tax benefit related to unrealized gains (losses) on securities available-for-sale	(302)	(6,315)	(3,669)	(8,699)

Other comprehensive income (loss), net of income taxes	(1,410)	(9,785)	(8,110)	(14,495)

Comprehensive income	$55,720	$61,879	$103,157	$116,932

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$111,267	$131,427
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	149,943	126,883
Depreciation and amortization	24,980	27,341
Deferred income taxes	(8,956)	(2,129)
Other receivables from affiliates		(47,836)
Other assets	(8,488)	(49,516)
Unearned insurance premiums and commissions	2,295	3,727
Insurance claims and policy reserves	1,180	2,212
Accrued interest payable	2,723	(3,994)
Other payables to affiliates	90,136	(44,173)
Other liabilities	(21,927)	110,256

Net cash provided by operating activities	343,153	254,198

Cash flows from investing activities:
Finance receivables:
Principal collected	3,670,810	3,692,815
Receivables originated or purchased	(4,526,337)	(4,059,635)
Proceeds from sales of securities	58,076	92,857
Proceeds from maturities of securities	62,952	95,464
Purchases of securities	(98,906)	(230,212)
Net additions to property and equipment	(6,258)	(57,238)
Net decrease in notes receivable — affiliates, net of effect of contributed subsidiaries	33,673	55,886
Cash and cash equivalents of contributed subsidiaries received and subsidiary transferred	(6)	1,002
Other	53,001	117,943

Net cash used by investing activities	(752,995)	(291,118)

Cash flows from financing activities:
Net decrease in loans payable — short term	(248,356)	(218,491)
Proceeds from issuance of long term debt:
Senior	685,886	701,834
Affiliate	500,000
Repayment of senior long-term debt	(497,999)	(358,190)
Dividends paid	(45,000)	(100,000)

Net cash provided by financing activities	394,531	25,153

Net decrease in cash and cash equivalents	(15,311)	(11,767)
Cash and cash equivalents beginning of period	178,970	139,184

Cash and cash equivalents end of period	$163,659	$127,417

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Stockholder's Equity (Unaudited)
(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total
Balance, December 31, 1998	$3,855	$189,438	$1,362,370	$(13,530)	$23,080	$1,565,213
Comprehensive income:
Net income			131,427			131,427
Other				2,982	(17,477)	(14,495)
Contributed subsidiaries		7,259	12			7,271
Dividends			(100,000)			(100,000)

Balance, June 30, 1999	$3,855	$196,697	$1,393,809	$(10,548)	$5,603	$1,589,416

Balance, December 31, 1999	$3,855	$196,697	$1,407,743	$(9,575)	$(11,156)	$1,587,564
Comprehensive income:
Net income			111,267			111,267
Other				(1,107)	(7,003)	(8,110)
Contributed subsidiaries		12,427	(11,168)			1,259
Transfer of subsidiary			(60,171)		3,095	(57,076)
Dividends			(45,000)			(45,000)

Balance, June 30, 2000	$3,855	$209,124	$1,402,671	$(10,682)	$(15,064)	$1,589,904

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

    The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the accounting policies set forth in Wells Fargo Financial, Inc.'s 1999 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

1.  Principles of Consolidation.

    The consolidated financial statements include the accounts of Wells Fargo Financial, Inc. (the "Company") and subsidiaries (collectively, "Wells Fargo Financial"). Intercompany accounts and transactions are eliminated. The Company is a wholly-owned subsidiary of Wells Fargo Financial Services, Inc. (the "Parent") which is a wholly-owned subsidiary of Wells Fargo & Company ("Wells Fargo").

2.  Dividend Restrictions.

    Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $939 million of consolidated stockholder's equity was unrestricted at June 30, 2000.

3.  Other Income.

    Income from affiliates was $9.9 million and $11.5 million for the quarters ended June 30, 2000 and 1999, respectively, and $18.6 million and $23.6 million for the six months ended June 30, 2000 and 1999, respectively.

    Interest and dividends from securities available-for-sale and cash equivalents were $18.7 million for the quarters ended June 30, 2000 and 1999, and $38.6 million and $37.3 million for the six months ended June 30, 2000 and 1999, respectively.

4.  Reclassifications.

    Certain amounts in the 1999 financial statements have been reclassified to conform to the presentation used in the 2000 financial statements.

5.  Finance Receivables.

    Finance receivables are as follows:

(In Thousands)	June 30, 2000	December 31, 1999
United States consumer finance:
Loans secured by real estate	$2,421,739	$2,137,593
Loans not secured by real estate	1,352,562	1,245,427

Total loans	3,774,301	3,383,020
Sales finance contracts	1,181,672	1,213,878
Credit cards	1,016,208	588,499

Total United States consumer finance	5,972,181	5,185,397

Canadian consumer finance:
Loans secured by real estate	94,121	86,848
Loans not secured by real estate	449,432	432,183

Total loans	543,553	519,031
Sales finance contracts	464,886	489,259
Credit cards	17,902	15,655

Total Canadian consumer finance	1,026,341	1,023,945

Automobile finance	2,270,447	2,165,745
Other	762,054	697,219

Total finance receivables	$10,031,023	$9,072,306

6.  Allowance for Credit Losses.

    The analysis of the allowance for credit losses is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In Thousands)	2000	1999	2000	1999
Allowance for credit losses beginning of period	$381,978	$357,213	$367,712	$350,984
Provision for credit losses charged to expense	72,584	58,801	149,943	126,883
Write-offs	(79,103)	(71,695)	(167,628)	(147,796)
Recoveries	15,083	12,995	30,672	27,243
Allowance related to receivables contributed or acquired			9,843

Allowance for credit losses end of period	$390,542	$357,314	$390,542	$357,314

7.  Statements of Consolidated Cash Flows.

    The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

	Quarter Ended June 30,		Six Months Ended June 30,
(In Thousands)	2000	1999	2000	1999
Cash paid for:
Interest	$146,627	$138,295	$306,604	$254,479
Income taxes	18,457	60,135	22,767	133,275

8.  Segment Information.

    The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance. The Company's operating segments are determined by product type and geography. U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 800 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico. The U.S. consumer finance segment also issues credit cards through two banking subsidiaries. Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 148 consumer finance branches in the 10 provinces. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 191 branches in 33 states and Puerto Rico. Results from insurance operations are included in the appropriate segment.

    Selected financial information for each segment is shown below:

(In Thousands)

	U.S. Consumer Finance		Canadian Consumer Finance		Automobile Finance		Other*		Eliminations			Total
	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999		2000	1999
Quarter Ended June 30,:
Finance charges and interest	$260,124	$225,704	$62,079	$59,253	$102,479	$95,661	$27,982	$21,628	$	$		$452,664	$402,246
Intersegment income								11,542			(11,542)
Total income	315,365	284,281	69,056	66,660	106,517	99,967	36,113	142,557			(11,542)	527,051	581,923
Net income (loss)	38,551	34,944	4,946	8,996	13,794	14,038	(161)	13,686				57,130	71,664
Six Months Ended June 30,:
Finance charges and interest	517,934	450,275	123,452	116,564	204,201	191,229	56,069	43,338				901,656	801,406
Intersegment income								22,939			(22,939)
Total income	630,659	566,858	136,946	129,592	212,801	199,988	71,758	194,019			(22,939)	1,052,164	1,067,518
Net income (loss)	79,933	69,993	11,742	16,522	23,649	25,589	(4,057)	19,323				111,267	131,427

*
Information from other segments below the quantitative threshold are attributable to information services operations, miscellaneous insurance companies, collection services, operations in Argentina and commercial finance operations including rediscounting. Subsidiaries engaged in information services operations were transferred to the Parent on December 15, 1999. Subsidiaries engaged in multiple peril crop insurance were transferred to another subsidiary of Wells Fargo effective June 1, 2000.

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

    Effective June 1, 2000, the Company transferred the common stock at net book value of its multiple peril crop insurance subsidiary and its wholly owned subsidiary to the Parent, which subsequently transferred it to another affiliate of Wells Fargo. The multiple peril crop insurance subsidiaries had assets of $86.3 million at the time of the transfer and had a $7.2 million loss for the year until the time of the transfer.

    On June 30, 2000, one of the Company's banking subsidiaries purchased approximately $400 million in credit card receivables from Conseco Finance Corp., a subsidiary of Conseco, Inc.

WELLS FARGO FINANCIAL, INC.
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

    Wells Fargo Financial's performance for the second quarter of 2000 closely paralleled performance for the first six months of 2000. The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

    Wells Fargo Financial's net income for the first six months of 2000 was $111.3 million compared with $131.4 million for the first six month of 1999. Net income from ongoing operations, however, increased to $118.4 million for the first six months of 2000 compared with $117.4 million in the first six months of 1999. Net income from ongoing operations excludes the results of subsidiaries engaged in the multiple peril crop insurance and information services businesses.

    Wells Fargo Financial's total income (revenue) decreased 1% for the first six months ($1,052.2 million in the first six months of 2000 compared with $1,067.5 million in the first six months of 1999). Total income decreased 9% for the second quarter ($527.1 million in the second quarter of 2000 compared with $581.9 million in the second quarter of 1999).

    Income from finance charges and interest increased 13% for the first six months ($901.7 million in the first six months of 2000 compared with $801.4 million in the first six months of 1999). Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 2000 increased 13% from the first six months of 1999; average U.S. consumer finance receivables outstanding increased 15%, average Canadian consumer finance receivables outstanding increased 9%, average automobile finance receivables outstanding increased 8%, and average other finance receivables outstanding increased 19%.

	Six Months Ended June 30,
	2000	1999
Rate of charge on finance receivables:
U.S. consumer finance	19.05%	19.04%
Canadian consumer finance	24.25	24.84
Automobile finance	18.60	18.76
Other	15.31	14.23
Total	19.22	19.27

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

    Insurance premiums and commissions decreased 66% ($52.2 million in the first six months of 2000 compared with $154.3 million in the first six months of 1999.) Insurance losses and loss expenses decreased 77% ($24.7 million in the first six months of 2000 compared with $105.6 million in the first six months of 1999.) The decreases were predominantly due to decreases in insurance premiums and commissions and insurance losses and loss expenses on multiple peril crop insurance. The company transferred the multiple peril crop insurance operations to another affiliate of Wells Fargo on June 1, 2000.

    Other income decreased 12% ($98.3 million in the first six months of 2000 compared with $111.8 million in the first six months of 1999). The decrease in other income was due predominantly to the elimination of income from the sale of information services in 2000 due to the transfer of this business to the Parent on December 15, 1999.

    Operating expenses increased 7% ($405.3 million in the first six months of 2000 compared with $379.5 million in the first six months of 1999). The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion.

    Interest and debt expense increased 18% ($295.8 million in the first six months of 2000 compared with $250.6 million in the first six months of 1999). Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first six months of 2000 increased 11% from the first six months of 1999.

	Six Months Ended June 30,
	2000	1999
Costs of funds:
Short-term	6.27%	5.07%
Long-term	6.56	6.59
Total	6.47	6.09

    Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable — affiliates. Average finance receivables and notes receivable — affiliates increased 12% from the first six months of 1999.

    Provision for credit losses increased 18% ($149.9 million in the first six months of 2000 compared with $126.9 million in the first six months of 1999). Net write-offs increased 14% in the first six months of 2000.

	Six Months Ended June 30,
	2000	1999
Net write-offs, not annualized, as a percentage of average net receivables outstanding:
U.S. consumer finance	1.25%	1.18%
Canadian consumer finance	2.72	2.15
Automobile finance	1.56	1.84
Other	.96	1.14
Total	1.46	1.45

    During 2000, the provision for credit losses exceeded net write-offs by $13.0 million. At June 30, 2000, the Company had an allowance for credit losses of $390.5 million (3.89% of receivables) compared with $367.7 million (4.05% of receivables) at December 31, 1999. There were no material changes in estimation methods and assumptions during 2000 and 1999. Non-accrual finance receivables were $47.0 million at June 30, 2000 compared with $41.3 million at December 31, 1999. In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $106.6 million at June 30, 2000 compared with $110.9 million at December 31, 1999. Management believes the allowance for credit losses at June 30, 2000, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

    Income taxes decreased 11% ($65.2 million in the first six months of 2000 compared with $73.5 million in the first six months of 1999). Income before income taxes decreased 14% ($176.4 million in the first six months of 2000 compared with $204.9 million in the first six months of 1999.) The effective tax rate was 36.9% for the first six months of 2000 compared with 35.9% for the first six months of 1999. The increase in the effective tax rate was due predominantly to an increase in state taxes.

    The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At June 30, 2000, lines of credit and revolving credit agreements totaling $1,815 million were being maintained at 32 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings. At June 30, 2000, federal funds availability at the two banks was $368 million.

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

    The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Wells Fargo Financial's growth in the foreseeable future. Funds are also generated internally from payments of principal and interest on Wells Fargo Financial's finance receivables.

PART II. OTHER INFORMATION

WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

    The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

Six Months Ended June 30, 2000	Years Ended December 31
	1999	1998	1997	1996	1995
1.58	1.78	1.72	2.00	2.11	2.13

    The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the six months ended June 30, 2000.

(b) Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report was filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.
Date: August 10, 2000
	By:	/s/ ERIC TORKELSON Eric Torkelson Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION WELLS FARGO FINANCIAL, INC. Consolidated Balance Sheets (Unaudited) (Thousands of Dollars)
PART I. FINANCIAL INFORMATION WELLS FARGO FINANCIAL, INC. Consolidated Balance Sheets (Unaudited) (Thousands of Dollars)
WELLS FARGO FINANCIAL, INC. Consolidated Statements of Income (Unaudited) (Thousands of Dollars)
WELLS FARGO FINANCIAL, INC. Consolidated Statements of Comprehensive Income (Unaudited) (Thousands of Dollars)
WELLS FARGO FINANCIAL, INC. Consolidated Statements of Cash Flows (Unaudited) (Thousands of Dollars)
WELLS FARGO FINANCIAL, INC. Consolidated Statements of Stockholder's Equity (Unaudited) (Thousands of Dollars)
WELLS FARGO FINANCIAL, INC. Notes to Consolidated Financial Statements (Unaudited)
WELLS FARGO FINANCIAL, INC. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
WELLS FARGO FINANCIAL, INC.
RATIOS OF EARNINGS TO FIXED CHARGES
SIGNATURES