Form 10-Q
period 2000-09-30
WELLS FARGO FINANCIAL INC
filed 2000-11-13
CIK 708481

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000

Commission file number 2-80466

Wells Fargo Financial, Inc.
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42 1186565 (I.R.S. Employer Identification No.)
206 Eighth Street, Des Moines, Iowa (Address of principal executive offices)	50309 (Zip Code)

Registrant's telephone number, including area code (515) 243-2131

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (without par value): 1,000 shares outstanding as of November 8, 2000.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	September 30, 2000	December 31, 1999
Assets
Cash and cash equivalents	$183,631	$178,970
Securities available-for-sale	1,198,378	1,224,666
Finance receivables	10,361,768	9,072,306
Less allowance for credit losses	414,259	367,712

Finance receivables—net	9,947,509	8,704,594

Notes receivable—affiliates	401,675	487,822
Property and equipment (at cost, less accumulated depreciation of $137,111 for 2000 and $130,253 for 1999)	62,793	69,374
Deferred income taxes	148,893	130,496
Other assets	383,262	487,491

Total assets	$12,326,141	$11,283,413

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	September 30, 2000	December 31, 1999
Liabilities and Stockholder's Equity
Loans payable—short-term:
Commercial paper	$2,567,988	$2,437,676
Affiliates	443,737	432,199
Other	179,340	256,916
Unearned insurance premiums and commissions	142,078	140,547
Insurance claims and policy reserves	34,698	34,124
Accrued interest payable	118,326	102,695
Other payables to affiliates	99,932	3,297
Other liabilities	342,559	374,558
Long-term debt:
Senior	6,233,852	5,913,837
Affiliate	500,000

Total liabilities	10,662,510	9,695,849

Stockholder's equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	209,124	196,697
Retained earnings	1,465,892	1,407,743
Accumulated other comprehensive loss, net of income taxes	(15,240)	(20,731)

Total stockholder's equity	1,663,631	1,587,564

Total liabilities and stockholder's equity	$12,326,141	$11,283,413

See accompanying notes to consolidated financial statements

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Income:
Finance charges and interest	$493,046	$410,163	$1,394,702	$1,211,569
Insurance premiums and commissions	31,596	99,481	83,781	253,811
Other income	58,303	70,874	156,626	182,656

Total income	582,945	580,518	1,635,109	1,648,036

Expenses:
Operating expenses	200,719	197,093	606,017	576,590
Interest and debt expense	170,268	131,012	466,067	381,620
Provision for credit losses	102,154	69,728	252,097	196,611
Insurance losses and loss expenses	11,572	74,212	36,267	179,832

Total expenses	484,713	472,045	1,360,448	1,334,653

Income before income taxes	98,232	108,473	274,661	313,383
Income taxes	35,997	38,846	101,159	112,329

Net income	$62,235	$69,627	$173,502	$201,054

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income	$62,235	$69,627	$173,502	$201,054
Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	14,992	(17,638)	5,618	(37,968)
Reclassification adjustment for net (gains) losses included in net income	2,246	(1,578)	948	(7,424)

	17,238	(19,216)	6,566	(45,392)
Foreign currency translation adjustment	(836)	172	(1,943)	3,154

Other comprehensive income (loss) before income taxes	16,402	(19,044)	4,623	(42,238)
Income tax expense (benefit) related to unrealized gains (losses) on securities available-for-sale	5,896	(6,663)	2,227	(15,362)

Other comprehensive income (loss), net of income taxes	10,506	(12,381)	2,396	(26,876)

Comprehensive income	$72,741	$57,246	$175,898	$174,178

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$173,502	$201,054
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	252,097	196,611
Depreciation and amortization	37,007	40,988
Deferred income taxes	(23,195)	1,305
Other receivables from affiliates		(23,966)
Other assets	(16,774)	(44,530)
Unearned insurance premiums and commissions	1,531	3,954
Insurance claims and policy reserves	574	4,133
Accrued interest payable	19,621	12,193
Other payables to affiliates	121,139	(44,173)
Other liabilities	(38,852)	89,187

Net cash provided by operating activities	526,650	436,756

Cash flows from investing activities:
Finance receivables:
Principal collected	5,600,887	5,554,986
Receivables originated or purchased	(6,861,423)	(6,259,097)
Proceeds from sales of securities	127,150	111,429
Proceeds from maturities of securities	90,227	126,267
Purchases of securities	(238,211)	(289,343)
Net additions to property and equipment	(9,947)	(75,221)
Net decrease in notes receivable—affiliates, net of effect of contributed subsidiaries	64,579	93,699
Cash and cash equivalents of contributed subsidiaries received and subsidiary transferred	(5)	1,002
Cash and cash equivalents of acquired subsidiary	(26,987)
Other	48,824	120,182

Net cash used by investing activities	(1,204,906)	(616,096)

Cash flows from financing activities:
Net decrease in loans payable—short term	(117,042)	(588,491)
Proceeds from issuance of long term debt:
Senior	1,435,886	1,673,573
Affiliate	500,000
Repayment of senior long-term debt	(1,090,927)	(700,507)
Dividends paid	(45,000)	(160,000)

Net cash provided by financing activities	682,917	224,575

Net increase in cash and cash equivalents	4,661	45,235
Cash and cash equivalents beginning of period	178,970	139,184

Cash and cash equivalents end of period	$183,631	$184,419

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder's Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total
Balance, December 31, 1998	$3,855	$189,438	$1,362,370	$(13,530)	$23,080	$1,565,213
Comprehensive income (loss):
Net income			201,054			201,054
Other				3,154	(30,030)	(26,876)
Contributed subsidiaries		7,259	12			7,271
Dividends			(160,000)			(160,000)

Balance, September 30, 1999	$3,855	$196,697	$1,403,436	$(10,376)	$(6,950)	$1,586,662

Balance, December 31, 1999	$3,855	$196,697	$1,407,743	$(9,575)	$(11,156)	$1,587,564
Comprehensive income:
Net income			173,502			173,502
Other				(1,943)	4,339	2,396
Contributed subsidiaries		12,427	(10,182)			2,245
Transfer of subsidiary			(60,171)		3,095	(57,076)
Dividends			(45,000)			(45,000)

Balance, September 30, 2000	$3,855	$209,124	$1,465,892	$(11,518)	$(3,722)	$1,663,631

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

2.  Dividend Restrictions.

    Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company's common stock. In addition, such debt instruments and the Company's bank credit agreements contain certain requirements as to maintenance of net worth (as defined). Approximately $1,014 million of consolidated stockholder's equity was unrestricted at September 30, 2000.

3.  Other Income.

    Income from affiliates was $9.5 million and $11.5 million for the quarters ended September 30, 2000 and 1999, respectively, and $28.1 million and $35.1 million for the nine months ended September 30, 2000 and 1999, respectively.

    Interest and dividends from securities available-for-sale and cash equivalents were $18.9 million and $19.5 million for the quarters ended September 30, 2000 and 1999, and $57.5 million and $56.8 million for the nine months ended September 30, 2000 and 1999, respectively.

4.  Reclassifications.

    Certain amounts in the 1999 financial statements have been reclassified to conform to the presentation used in the 2000 financial statements.

5.  Finance Receivables.

    Finance receivables are as follows:

	September 30, 2000	December 31, 1999
	(In Thousands)
United States consumer finance:
Loans secured by real estate	$2,483,727	$2,137,593
Consumer loans	1,421,023	1,245,427

Total loans	3,904,750	3,383,020
Sales finance contracts	1,246,262	1,213,878
Credit cards	1,084,295	588,499

Total United States consumer finance	6,235,307	5,185,397

Canadian consumer finance:
Loans secured by real estate	104,527	86,848
Consumer loans	446,453	432,183

Total loans	550,980	519,031
Sales finance contracts	464,658	489,259
Credit cards	19,260	15,655

Total Canadian consumer finance	1,034,898	1,023,945

Automobile finance	2,313,251	2,165,745
Other	778,312	697,219

Total finance receivables	$10,361,768	$9,072,306

6.  Allowance for Credit Losses.

    The analysis of the allowance for credit losses is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In Thousands)
Allowance for credit losses beginning of period	$390,542	$357,314	$367,712	$350,984
Provision for credit losses charged to expense	102,154	69,728	252,097	196,611
Write-offs	(94,883)	(75,922)	(262,511)	(223,718)
Recoveries	13,402	12,776	44,074	40,019
Allowance related to receivables contributed or acquired	3,044		12,887

Allowance for credit losses end of period	$414,259	$363,896	$414,259	$363,896

7.  Statements of Consolidated Cash Flows.

    The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Supplemental disclosure of certain cash flow information is presented below:

	Quarter Ended September 30		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In Thousands)
Cash paid for:
Interest	$147,883	$109,243	$454,487	$363,722
Income taxes	18,172	2,102	40,939	135,377

8.  Segment Information.

    The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance. The Company's operating segments are determined by product type and geography. U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 797 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico. The U.S. consumer finance segment also issues credit cards through two banking subsidiaries. Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 148 consumer finance branches in the 10 provinces. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 189 branches in 33 states and Puerto Rico. Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:

	U.S. Consumer Finance		Canadian Consumer Finance		Automobile Finance		Other*		Eliminations			Total
	2000	1999	2000	1999	2000	1999	2000	1999	2000	1999		2000	1999
	(In Thousands)
Quarter Ended September 30,:
Finance charges and interest	$298,615	$231,120	$62,972	$59,516	$103,695	$96,772	$27,764	$22,755	$	$		$493,046	$410,163
Intersegment income								11,718			(11,718)
Total income	363,156	295,153	73,703	65,385	108,240	101,792	37,846	129,906			(11,718)	582,945	580,518
Net income	36,610	40,526	9,671	8,509	13,734	9,706	2,220	10,886				62,235	69,627
Nine Months Ended September 30,:
Finance charges and interest	816,549	681,395	186,424	176,080	307,896	288,001	83,833	66,093				1,394,702	1,211,569
Intersegment income								34,657			(34,657)
Total income	993,815	862,011	210,649	194,977	321,041	301,780	109,604	323,925			(34,657)	1,635,109	1,648,036
Net income (loss)	116,543	110,519	21,413	25,031	37,383	35,295	(1,837)	30,209				173,502	201,054

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

9.  Recent Accounting Standards.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date for implementation of FAS 133 to no later than January 1, 2001 for the Company's financial statements. The Company will implement the Statement when effective and is in the process of completing the analysis required to determine the impact on the financial statements.

10.  Business Combinations and Transfers.

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

    Effective September 1, 2000, one of the Company's subsidiaries acquired Charter Financial Company, a specialty finance and leasing company. The acquisition was accounted for as a purchase. Charter has a strong presence in Canada where it offers medium-term, fixed rate, full-payout leases and equipment financing to clients in targeted industries. Charter had receivables under management of $190 million at the time of the acquisition.

    Effective October 27, 2000, the Company entered into an agreement to acquire substantially all of the assets and assume certain liabilities of an automobile finance company. The acquisition is to be accounted for as a purchase and is expected to close in the first quarter of 2001. The company to be acquired originates receivables in 33 states, primarily through purchases of automobile contracts from dealers in the eastern United States. Total receivables managed by this company are approximately $880 million at September 30, 2000.

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

    Wells Fargo Financial's performance for the third quarter of 2000 closely paralleled performance for the first nine months of 2000. The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

    Wells Fargo Financial's income for the first nine months of 2000 was $173.5 million compared with $201.1 million for the first nine months of 1999. Net income from ongoing operations, however, increased to $180.7 million for the first nine months of 2000 compared with $176.2 million in the first nine months of 1999. Net income from ongoing operations excludes the results of subsidiaries engaged in the multiple peril crop insurance and information service businesses.

    Well's Fargo Financial's total income (revenue) decreased 1% for the first nine months ($1,635.1 million in the first nine months of 2000 compared with $1,648.0 million in the first nine months of 1999). Total income increased approximately 1% for the third quarter ($582.9 million in the third quarter of 2000 compared with $580.5 million in the third quarter of 1999).

    Income from finance charges and interest increased 15% for the first nine months ($1,394.7 million in the first nine months of 2000 compared with $1,211.6 million in the first nine months of 1999). Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 2000 increased 15% from the first nine months of 1999; average U.S. consumer finance receivables outstanding increased 18%, average Canadian consumer finance receivables outstanding increased 8%, average automobile finance receivables outstanding increased 8%, and average other finance receivables outstanding increased 20%.

	Nine Months Ended September 30,
	2000	1999
Rate of charge on finance receivables:
U.S. consumer finance	19.23%	18.99%
Canadian consumer finance	24.32	24.90
Automobile finance	18.45	18.68
Other	15.02	14.16
Total	19.26	19.22

    The increases in income from finance charges and interest were due predominantly to growth in average receivables outstanding. Growth in average receivables for all categories was due predominately to regular business activity. Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

    Insurance premiums and commissions decreased 67% ($83.8 million in the first nine months of 2000 compared with $253.8 million in the first nine months of 1999.) Insurance losses and loss expenses decreased 80% ($36.3 million in the first nine months of 2000 compared with $179.8 million in the first nine months of 1999). The decreases were predominantly due to decreases in insurance premiums and commissions and insurance losses and loss expenses on multiple peril crop insurance. The Company transferred the multiple peril crop insurance operations to another affiliate of Wells Fargo on June 1, 2000.

    Other income decreased 14% ($156.6 million in the first nine months of 2000 compared with $182.7 million in the first nine months of 1999). The decrease in other income was due predominantly to the elimination of income from the sale of information services in 2000 due to the transfer of this business to the Parent on December 15, 1999.

    Operating expenses increased 5% ($606.0 million in the first nine months of 2000 compared with $576.6 million in the first nine months of 1999). The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion.

    Interest and debt expense increased 22% ($466.1 million in the first nine months of 2000 compared with $381.6 million in the first nine months of 1999). Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings. Average total outstanding borrowings in the first nine months of 2000 increased 14% from the first nine months of 1999.

	Nine Months Ended September 30,
	2000	1999
Costs of funds:
Short-term	6.44%	5.15%
Long-term	6.60	6.56
Total	6.55	6.11

    Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable—affiliates. Average finance receivables and notes receivable—affiliates increased 14% from the first nine months of 1999.

    Provision for credit losses increased 28% ($252.1 million in the first nine months of 2000 compared with $196.6 million in the first nine months of 1999). Net write-offs increased 19% in the first nine months of 2000.

	Nine Months Ended September 30,		Quarter Ended September 30,
	2000	1999	2000	1999
Net write-offs, not annualized, as a percentage of average net receivables outstanding:
U.S. consumer finance	2.10%	1.78%	.83%	.59%
Canadian consumer finance	3.97	3.29	1.25	1.14
Automobile finance	2.22	2.68	.67	.85
Other	1.32	2.00	.36	.85
Total	2.26	2.19	.80	.74

    During 2000, the provision for credit losses exceeded net write-offs by $33.7 million. At September 30, 2000, the Company had an allowance for credit losses of $414.3 million (4.00% of receivables) compared with $367.7 million (4.05% of receivables) at December 31, 1999. There were no material changes in estimation methods and assumptions during 2000 and 1999. Non-accrual finance receivables were $51.6 million at September 30, 2000 compared with $41.3 million at December 31, 1999. In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $136.6 million at September 30, 2000 compared with $110.9 million at December 31, 1999. Management believes the allowance for credit losses at September 30, 2000, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

    Income taxes decreased 10% ($101.2 million in the first nine months of 2000 compared with $112.3 million in the first nine months of 1999). Income before income taxes decreased 12% ($274.7 million in the first nine months of 2000 compared with $313.4 million in the first nine months of 1999.) The effective tax rate was 36.8% for the first nine months of 2000 compared with 35.8% for the first nine months of 1999.

    The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company's commercial paper borrowings. At September 30, 2000, lines of credit and revolving credit agreements totaling $1,466 million were being maintained at 32 domestic and international banks; the entire amount was available on that date. Additionally, the Company's bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings. At September 30, 2000, federal funds availability at the two banks was $605 million.

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

PART II. OTHER INFORMATION
WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

    The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

Nine Months Ended September 30, 2000	Years Ended December 31,
	1999	1998	1997	1996	1995
1.58	1.78	1.72	2.00	2.11	2.13

    The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges. Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the nine months ended September 30, 2000.
(b)
Reports on 8-K

  On July 11, 2000 the Company filed a current report on Form 8-K relating to the changing of the corporate name from "Norwest Financial Inc." to "Wells Fargo Financial, Inc." effective as of the close of business on June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.
Date: November 8, 2000
	By	/s/ ERIC TORKELSON Eric Torkelson Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
WELLS FARGO FINANCIAL, INC. Notes to Consolidated Financial Statements (Unaudited)
PART II. OTHER INFORMATION WELLS FARGO FINANCIAL, INC.
RATIOS OF EARNINGS TO FIXED CHARGES
SIGNATURES