Form 10-K405
period 2000-12-31
WELLS FARGO FINANCIAL INC
filed 2001-03-15
CIK 708481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549-1004

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

The registrant meets the conditions set forth in
General Instruction I(1)(a) and (b) of Form 10-K and
is therefore filing this Form with the reduced disclosure format.

For the fiscal year ended December 31, 2000
Commission file number 2-80466

WELLS FARGO FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Iowa
(State or other jurisdiction of incorporation or organization)

42 1186565
(IRS Employer Identification No.)

206 Eighth Street, Des Moines, Iowa
(Address of principal executive offices)

50309
(Zip Code)

Registrant’s telephone number, including area code: (515) 243-2131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
7% Senior Notes 2003 Series due January 15, 2003	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common Stock (Without Par Value): 1,000 shares outstanding as of March 15, 2001.

TABLE OF CONTENTS

Items
Business

Properties

Legal Proceedings

Market for Registrant’s Common Equity and Related Stockholder Matters

Selected Financial Data

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosure About Market Risk

Financial Statements and Supplementary Data

Independent Auditors’ Reports

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholder’s Equity

Notes to Consolidated Financial Statements

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

This Table of Contents is not a part of the Form 10-K Annual Report and is included for convenience of reference only.

PART I

Item 1.  Business.

Wells Fargo Financial, Inc. (the “Company”) is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Wells Fargo Financial Services, Inc. (the “Parent”).  The Parent is a wholly-owned subsidiary of Wells Fargo & Company (“Wells Fargo”), a $272 billion diversified financial services organization.  (Unless the context otherwise requires, any reference to “Wells Fargo Financial” shall include the Company and its subsidiaries.)

Wells Fargo Financial is a leading diversified consumer finance company.  Wells Fargo Financial’s consumer finance operations make loans to individuals and purchase sales finance contracts through 947 consumer finance branches in 47 states, Guam, Saipan, Puerto Rico, and the ten Canadian provinces.  Wells Fargo Financial also issues credit cards primarily through two banking subsidiaries.  Wells Fargo Financial’s automobile finance operations have 191 branches in 34 states and Puerto Rico and specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles.  For additional information on the financial results of the Company’s segments see note 14 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Wells Fargo Financial’s consumer business and the consumer business of certain affiliates.  Credit property and involuntary unemployment insurance are provided as part of Wells Fargo Financial’s consumer business. Such business is written, directly or through reinsurance agreements, by the Company’s insurance subsidiaries, or it is offered on an agency basis by Wells Fargo Financial.  Non-filing insurance was utilized in connection with Wells Fargo Financial's consumer business until it was discontinued in December of 1999.  The Company also had insurance subsidiaries which wrote federally insured multiple peril crop insurance.  Effective June 1, 2000 the Company transferred the common stock at net book value of its multiple peril crop insurance companies to another affiliate of Wells Fargo.

The Company has subsidiaries engaged in the commercial finance business, including lease financing, rediscounting, and accounts receivable financing.  Prior to December 15, 1999 information services were provided to Wells Fargo Financial and other financial services companies by subsidiaries of the Company.  On that date the business of Wells Fargo Financial Information Services, Inc. and its wholly-owned subsidiary ("WFFISI") was transferred to the Parent at net book value for cash.

Effective December 20, 2000, the Company acquired substantially all of the assets and liabilities of Flagship Credit Corporation and its wholly owned subsidiaries (“Flagship”), an automobile finance company.  The acquisition was accounted for as a purchase.  At the time of the acquisition, Flagship had receivables outstanding included in its balance sheet of $713 million and another $206 million of receivables under management.

Effective September 1, 2000, one of the Company’s subsidiaries acquired Charter Financial Company, a specialty finance and leasing company.  The acquisition was accounted for as a purchase.  Charter operates in Canada where its offers medium-term, fixed rate, full-payout leases and equipment financing to clients in targeted industries.  Charter had receivables under management of $190 million at the time of the acquisition.

On June 30, 2000, one of the Company’s banking subsidiaries purchased approximately $400 million of credit card receivables from Conseco Finance Corp., a subsidiary of Conseco, Inc.

Effective June 1, 2000, the Company transferred the common stock at net book value of its multiple peril crop insurance subsidiary and its wholly owned subsidiary to the Parent, which subsequently transferred it to another affiliate of Wells Fargo.  At the time of the transfer, the multiple peril crop insurance subsidiaries had assets of $86.3 million and had an incurred $7.2 million loss for the year.

Effective January 1, 2000, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of two of the Parent’s consumer finance subsidiaries (the “Contributed Subsidiaries”).  This capital contribution was accounted for as a merger of interests under common control.  Accordingly, the assets acquired and liabilities assumed were recorded at historical cost.  The Contributed Subsidiaries had assets totaling $237.8 million and 49 branch offices at the time of the contribution.

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

In October 1998, two of the Company’s automobile finance subsidiaries acquired $320 million in automobile finance receivables from Sunstar Acceptance Corporation, a division of NationsBank.  Several other significant automobile finance receivable purchases totaling $169 million were made by the Company's automobile finance subsidiaries during 1999.

Effective February 21, 1997, Wells Fargo acquired Reliable Financial Services, Inc. (“Reliable”).  Wells Fargo made a capital contribution, without consideration, of all the issued and outstanding shares of capital stock of Reliable to the Parent.  This capital contribution was accounted for as a merger of interests under common control.  Effective June 30, 1998, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Reliable.  This capital contribution was accounted for as a merger of interests under common control.  Reliable’s headquarters are in San Juan, Puerto Rico and its principal business is automobile finance.  Reliable had finance receivables outstanding of $293 million at the time of the contribution to the Company.

Effective April 21, 1998, one of the Company’s Canadian subsidiaries acquired all of the issued and outstanding shares of capital stock of The T. Eaton Acceptance Co. Limited (“TEAC”) and National Retail Credit Services Limited (“NRCS”).  The acquisition was accounted for as a purchase.  TEAC and NRCS were headquartered in Toronto, Ontario and were primarily engaged in purchasing sales finance contracts.  TEAC and NRCS had finance receivables outstanding of $305 million at the time of the acquisition.

Effective January 7, 1998, the Company, through its wholly-owned subsidiary, Finvercon USA, Inc. acquired Finvercon S.A. Compañía Financiera (“Finvercon”).  The acquisition was accounted for as a purchase.  Funding necessary for this acquisition was provided to Finvercon USA, Inc. by the Company.  Finvercon is engaged in consumer finance operations from its office in Buenos Aires, Argentina and had receivables outstanding of $33 million at the time of acquisition.

CONSUMER AND AUTOMOBILE FINANCE OPERATIONS

At December 31, 2000, consumer and automobile finance receivables accounted for 92% of Wells Fargo Financial’s total finance receivables outstanding.  The amount and type of consumer and automobile finance receivables outstanding are shown below:

Consumer and Automobile Finance Receivables Outstanding

(In Thousands)
United States consumer finance:
Real estate-secured loans	$2,507,419
Consumer loans	1,460,746
Total loans	3,968,165
Sales finance contracts	1,295,147
Credit cards	1,148,486
Total United States consumer finance	6,411,798
Canadian consumer finance:
Real estate-secured loans	85,000
Consumer loans	452,581
Total loans	537,581
Sales finance contracts	497,379
Credit cards	21,298
Total Canadian consumer finance	1,056,258
Automobile finance	3,078,026
Total consumer and automobile finance receivables	$10,546,082

Geography

At December 31, 2000, Wells Fargo Financial had consumer finance branch offices in 47 states, Guam, Saipan, Puerto Rico, and the ten Canadian provinces and automobile finance branch offices in 34 states and Puerto Rico.  The number of branch offices and percentage of receivables for consumer finance and for automobile finance at December 31, 2000, are shown below:

Consumer Finance Number of Branch Offices and Percent of Receivables

Location	Branch Offices	Percent of Consumer Finance Receivables	Location	Branch Offices	Percent of Consumer Finance Receivables
Alabama	32	3.3%	Oklahoma	14	1.3%
Alaska	7	1.4	Oregon	13	1.1
Arizona	17	1.5	Pennsylvania	27	3.2
California	76	7.4	Puerto Rico	3.4
Colorado	14	1.6	Rhode Island	4.4
Connecticut	3.5		Saipan	1.1
Delaware	2.1		South Carolina	23	2.4
Florida	40	4.4	South Dakota	2.3
Georgia	21	2.3	Tennessee	25	2.4
Guam	3.6		Texas	46	4.4
Hawaii	10.9		Utah	13	1.3
Idaho	10.8		Virginia	10	1.1
Illinois	26	2.8	Washington	21	2.3
Indiana	15	1.3	West Virginia	6.7
Iowa	15	1.3	Wisconsin	14	1.6
Kansas	6.8		Wyoming	4.4
Kentucky	16	1.3
Louisiana	29	2.5	Total U.S.	789	83.2%
Maine	2.1
Maryland	20	3.0	Alberta	11	1.5%
Massachusetts	11	1.4	British Columbia	20	2.0
Michigan	5.4		Manitoba	5.6
Minnesota	13	1.5	New Brunswick	12.9
Mississippi	15	1.4	Newfoundland	15	1.0
Missouri	26	2.6	Nova Scotia	17	1.4
Montana	7.7		Ontario	50	6.2
Nebraska	10.9		Prince Edward Island	2.2
Nevada	12	1.2	Quebec	22	2.5
New Jersey	8	1.0	Saskatchewan	4.5
New Mexico	20	1.7
New York	12	2.6	Total Canada	158	16.8%
North Carolina	27	2.9
North Dakota	5.5		Total Consumer Finance	947	100.0%
Ohio	28	3.1

Automobile Finance Number of Branch Offices and Percent of Receivables

Location	Branch Offices	Percent of Automobile Finance Receivables	Location	Branch Offices	Percent of Automobile Finance Receivables

Alabama	5	1.0%	Missouri	6	2.4%
Arizona	8	3.6	Nebraska	1.5
California	32	10.2	Nevada	3	1.1
Colorado	6	2.2	New Jersey	2	1.3
Delaware	1.4		New Mexico	1.4
Florida	6	3.4	North Carolina	1	3.7
Georgia	13	5.5	Ohio	13	3.6
Hawaii	1.2		Oklahoma	3	1.4
Illinois	10	3.9	Oregon	1.4
Indiana	6	1.9	Pennsylvania	3	3.7
Iowa	1.2		Puerto Rico	3	21.6
Kansas	3	1.0	South Carolina	2	1.1
Kentucky	5	1.4	Tennessee	6	2.4
Louisana	4	1.5	Texas	11	6.6
Maryland	1	2.5	Utah	2.6
Michigan	1.5		Washington	2.8
Minnesota	14	4.3	Wisconsin	8	2.7
Mississippi	6	2.0
			Total Automobile Finance	191	100.0%

Growth

United States and Canadian Consumer Finance
The following table presents the growth of United States (“U.S.”) and Canadian consumer finance loans and sales finance contracts for the five years ended December 31, 2000 (U.S. and Canadian consumer finance are combined in the chart below since their portfolios are similar).

Consumer Finance Receivables and Number of Accounts Outstanding

December 31,	Net Receivables (in thousands)	Number of Accounts	Average Balance per Account
2000	$6,298,272	3,060,000	$2,058
1999	5,605,188	2,819,000	1,988
1998	5,138,427	3,175,000	1,618
1997	4,783,471	2,447,000	1,955
1996	4,770,519	2,539,000	1,879

Wells Fargo Financial markets VISA® and MasterCard® credit cards to certain of its customers through its U.S. consumer finance branch offices.  These credit cards are issued by Wells Fargo Financial Bank, the Company’s state chartered bank subsidiary located in Sioux Falls, South Dakota.  In addition on June 30, 2000 Wells Fargo Financial Bank purchased approximately $400 million of credit card receivables from Conseco Finance Corporation, a subsidiary of Conseco, Inc.  Wells Fargo Financial Bank had 560,000 accounts at December 31, 2000; credit card receivables outstanding were $857.4 million.

Wells Fargo Financial National Bank is a federally-chartered bank located in Des Moines, Iowa.  The bank issues private label credit cards and dual-line Co-Branded MasterCard® credit cards for several national companies.  The dual-line credit card serves as a private label credit card for use at any of the Co-Branders’ retail locations, as well as a traditional MasterCard credit card for use at locations around the world.  Wells Fargo Financial National Bank had 217,000 accounts at December 31, 2000; credit card receivables outstanding were $291.0 million.

Automobile Finance
The following table presents the growth of Wells Fargo Financial’s automobile finance receivables for the five years ended December 31, 2000.

Automobile Finance Receivables and Number of Accounts Outstanding

December 31,	Net Receivables (in thousands)	Number of Accounts	Average Balance per Account
2000	$3,078,026	312,000	$9,865
1999	2,165,745	252,000	8,594
1998	1,981,816	235,000	8,433
1997	1,442,614	182,000	7,926
1996	306,537	40,000	7,663

Regulation

U.S. Consumer Finance, Canadian Consumer Finance, Automobile Finance
Wells Fargo Financial’s consumer finance and automobile finance operations in the United States are, for the most part, regulated by consumer finance laws or similar legislation in each of the states or other jurisdictions where Wells Fargo Financial has branch offices.  Although consumer finance laws have been in effect many years, amending and new legislation is frequently enacted.  In those states which have enacted legislation in recent years that affects the maximum permitted amount of loan and maximum allowable rate of charge, the trend has been to increase such amounts and rates of charge or to deregulate the same altogether.  With respect to the foregoing, Wells Fargo Financial’s consumer lending operations in Canada are, for the most part, essentially unregulated.

Consumer finance laws generally require that each branch office be licensed to conduct its business.  In most jurisdictions the granting of licenses is dependent on a finding of financial responsibility, character and fitness of the applicant and, in some jurisdictions, public convenience and advantage.  Each licensed branch office is subject to state or provincial regulation and examination.  In nearly all states a report of the activities of licensed branch offices must be made annually to the appropriate state department.  Licenses are revocable for cause and their continuance depends upon compliance with the provisions of the applicable state or provincial law. Wells Fargo Financial has never had any of its licenses revoked.

The Federal Consumer Credit Protection Act (the “Act”) requires a written statement showing the annual percentage rate of finance charge and other information to be given to borrowers when consumer credit contracts are made.  When a closed-end loan (a loan which does not allow additional borrowings) with rates or fees above a certain percentage or amount is secured by the borrower’s principal dwelling, additional disclosures must be given at least three business days before the loan is consummated, and limits on prepayment penalties apply to the loan.  The Act also requires certain disclosures to applicants concerning credit reports that are used as a basis for denying or increasing the charge for credit.

The Real Estate Settlement Procedures Act requires creditors to provide consumers with estimates of closing costs and other disclosures before loans secured by residential real estate are made and disclosures of the actual closing costs at the time the loan is made.

The Federal Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, martial status, race, color, religion, national origin, age (provided the applicant has the capacity to contract), or because all or part of the applicant’s income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act.

By virtue of a Federal Trade Commission rule, sales finance contracts and certain loans (those made for the borrower’s purchase of personal property from a seller having a relationship with the lender) contain a provision that the lender is subject to all claims and defenses which the borrower could assert against the seller.  However, the borrower’s recovery under such provision cannot exceed the amount paid under the contract.

A Federal Trade Commission trade regulation rule on creditor practices prohibits, among other things, the taking of a security interest (other than a purchase money security interest) in certain of a borrower’s household goods.

In Canada, there are similar laws regarding the granting of credit.

Under the Bank Holding Company Act of 1956, the insurance underwriting activities of the Company's insurance subsidiaries (other than the Company's foreign insurance subsidiary and insurance subsidiaries that are subsidiaries of the Company's state chartered bank subsidiary) have been limited generally to the underwriting (directly or through reinsurance arrangements) of insurance that (1) is directly related to an extension of credit by Wells Fargo or any of its subsidiaries, and (2) is limited to assuring the repayment of the outstanding balance due on the extension of credit in the event of the death, disability or involuntary unemployment of the borrower.  As a result of the enactment of the Gramm-Leach-Bliley Act, these limitations on the insurance underwriting activities of the Company's insurance subsidiaries have been eliminated. The Gramm-Leach-Bliley Act permits, effective March 2000, affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company".  Financial holding companies may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

The laws of most of the states in which Wells Fargo Financial operates regulate the sale of insurance to borrowers by prescribing, among other things, the maximum amount and term thereof and by fixing the permissible premium rates or authorizing the state insurance commission or other state official to fix the maximum premium rates on such insurance.  In several states such rates have been reduced in recent years.

Business Methods

In order to make a careful selection of credit risks, Wells Fargo Financial reviews credit information concerning each applicant to determine income, living expenses, payment obligations, indebtedness, paying habits, and length and stability of employment.  The information is obtained from the applicants, the applicants’ employers, creditors of the applicants and credit reporting agencies.  Wells Fargo Financial believes that any risk to its business which may be created by unfavorable local conditions is minimized by the large number of customers, their broad range of occupations and geographical distribution.

United States and Canadian Consumer Finance
Loans are generally repayable in monthly installments and are made for periods of 180 months or less.  Sales finance contracts may be either open-end (revolving) or closed-end.  An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases.  A closed-end sales finance contract covers only a single purchase.  At December 31, 2000, 74% of sales finance receivables in the consumer finance operations were open-end.  Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts may be used for repeated transactions.  The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account.  Closed-end sales finance contracts are repayable in equal monthly installments and generally have original maturities of 60 months or less.

In many cases loans are secured by liens on household goods, other personal property or real estate.  The decision to record a lien or to appraise or examine the title to collateral depends upon the size of loan and the type of collateral.  Generally, Wells Fargo Financial initiates legal proceedings on its loans, including foreclosure on collateral, only when it appears that a recovery is likely which will justify the cost of bringing suit.

Generally, Wells Fargo Financial carries only one loan with a borrower at any one time.  When a borrower wishes to obtain additional money from Wells Fargo Financial before the loan is fully repaid, a new loan is made sufficient to pay the balance on the old loan and supply the new money, provided the borrower’s credit is satisfactory.  Wells Fargo Financial’s policy is that loans are not made to present customers to cure a default in principal or interest.

For consumer finance branch offices, sales finance contracts are an important source of new customers for direct loans; of new loans made in 2000, 53.5% were to current or former sales finance customers.

The credit insurance operations have a close relationship with Wells Fargo Financial’s consumer operations.  Generally, where applicable laws permit, Wells Fargo Financial makes credit life, credit disability, property, and involuntary unemployment insurance available to borrowers.  If the customer decides to purchase insurance, an additional charge is made.  Credit life insurance generally provides, at a minimum, for the repayment of the indebtedness upon the death of the insured borrower.  Credit disability coverage provides for the monthly payment of the indebtedness while the borrower is disabled because of accident or illness.  Property insurance provides for the payment of the value or cost of repairs or replacement of covered property of the borrower if the property is damaged, destroyed or stolen.  Involuntary unemployment insurance provides for the monthly payment of the indebtedness while the borrower is unemployed, if the borrower becomes unemployed due to layoff, termination, lockout, labor disputes or strike.  Non-filing insurance is an alternative to perfecting a security interest in property used as collateral.  Payment is provided, up to a specified limit, when there is a loss with this coverage which resulted from the failure to perfect a security interest.  The Company discontinued the utilization of non-filing insurance in December of 1999.

The laws of most of the states in which Wells Fargo Financial operates regulate the sale of insurance to borrowers by prescribing, among other things, the maximum amount and term thereof and by fixing the permissible premium rates or authorizing the state insurance commissioner or other state official to fix the maximum premium rates on such insurance.  In several states such rates have been reduced in recent years.

Income before income taxes from the underwriting (as principal), or the sale (as agent), of insurance for the years 2000 through 1996, was $66,374,000; $71,916,000; $66,519,000; $77,406,000; and $81,255,000, respectively for U.S. and Canadian consumer finance.

Automobile Finance
Loans are generally repayable in monthly installments and are made for periods of 60 months or less.  Sales finance contracts are all closed-end.  These contracts are repayable in equal monthly installments and generally have maturities of 60 months or less.

Virtually all receivables are secured by automobiles or other forms of security.  Wells Fargo Financial initiates legal proceedings on its receivables, including repossessions of collateral, when it appears that a recovery is likely which will justify the cost of bringing suit.

Credit insurance operations also have a close relationship with automobile finance operations; see the discussion of insurance included above.  Income before income taxes from the underwriting (as principal),or the sale (as agent), of insurance for the years 2000 through 1996, was $4,768,000; $3,621,000; $3,183,000; $1,668,000; and $786,000, respectively, for automobile finance.

Loss Experience

All receivables which appear to be uncollectible or to require inordinate collection costs are written off.  In addition, consumer finance receivables in the United States are generally written off if no payment is applied during the three month period immediately preceding the balance sheet date and the receivables are 90 days or more contractually delinquent.  Automobile finance receivables are written off when the receivable is 150 days or more contractually delinquent.  All other consumer receivables are written off when the receivable is 180 days or more contractually delinquent.  The Company has an established process to determine the adequacy of the allowance for credit losses which assesses the risk and losses inherent in its portfolio.  The risk assessment process emphasizes the development of forecasting models, which focus on recent delinquency and loss trends in different portfolio segments to project relevant risk metrics over an intermediate-term horizon.  The analysis is updated to capture the most recent behavioral characteristics of the portfolios, as well as any changes in management’s loss mitigation strategies in order to reduce the differences between estimated and observed losses.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing receivables that may become uncollectible based on evaluations of collectibility of receivables and prior credit loss experience.

During the fourth quarter of 1998, the Company reviewed its policies involving the write-off of receivables that are a predetermined number of days delinquent.  As a result of the review, the Company made several changes in its policies to reflect current trends and expectations.  The changes resulted in additional consumer write-offs of $37.4 million in the fourth quarter of 1998.

Write-offs after recoveries, as a percent of average consumer and automobile finance receivables, were 3.32% in 2000.  The net write-off percentages were 3.01%; 4.28%, 3.87%, and 3.55% in 1999 through 1996, respectively.  Excluding the additional write-offs in 1998, the net write-off percent was 3.74%.  The increase in 2000 was due to higher losses in the U.S. consumer loan and credit card portfolio.  The decrease in 1999 was due primarily to decreased net write-offs in the automobile finance portfolios.  The increases in 1998 and 1997 were due primarily to the acquisition of Fidelity Acceptance Corporation in 1997.

Information concerning consumer and automobile finance loss experience and allowance for credit losses is shown below:

U.S. and Canadian consumer finance: (Dollars In Thousands)	Years Ended December 31,
	2000	1999	1998	1997	1996
Allowance, beginning of year	$223,609	$213,579	$164,236	$152,934	$144,208
Write-offs:
Loans	(143,496)	(102,478)	(121,527)	(122,956)	(120,514)
Sales finance	(75,984)	(64,907)	(73,744)	(65,120)	(57,438)
Credit cards	(50,188)	(22,920)	(22,294)	(21,901)	(23,903)
Total write-offs	(269,668)	(190,305)	(217,565)	(209,977)	(201,855)

Recoveries:
Loans	17,761	16,842	16,836	16,299	12,834
Sales finance	11,627	10,529	10,094	5,831	3,641
Credit cards	3,595	3,520	3,137	2,481	1,458
Total recoveries	32,983	30,891	30,067	24,611	17,933

Provision for credit losses charged to expense	323,902	169,444	217,028	191,807	188,996
Allowance related to businesses acquired or contributed - net	12,886		19,813	4,861	3,652

Allowance, end of year:
Loans	159,120	118,917	117,373	85,495	83,051
Sales finance	82,691	76,785	73,272	59,071	56,113
Credit cards	81,901	27,907	22,934	19,670	13,770
Total allowance	$323,712	$223,609	$213,579	$164,236	$152,934

Ending receivables as a percent of total consumer receivables:
Loans	60%	63%	62%	64%	64%
Sales finance	24	27	29	28	29
Credit cards	16	10	9	8	7
	100%	100%	100%	100%	100%
Allowance as a percent of ending receivables	4.34%	3.60%	3.79%	3.15%	2.97%

Write-offs after recoveries as a percent of average consumer receivables	3.47%	2.75%	3.52%	3.62%	3.64%

Consumer receivables outstanding more than three payments contractually delinquent and still accruing interest	$159,489	$110,340	$103,656	$117,050	$121,399

U.S. and Canadian consumer finance receivables do not have non-accrual receivables since interest continues to accrue until the receivable is either collected or written off.  When a receivable is written off, accrued and unpaid interest is charged against finance charges and interest.

Automobile finance:

(Dollars In Thousands)	Years Ended December 31,
	2000	1999	1998	1997	1996
Allowance, beginning of year	$118,207	$116,627	$127,214	$10,049	$7,900
Write-offs	(87,721)	(97,808)	(128,166)	(47,150)	(5,935)
Recoveries	22,805	19,338	17,670	7,652	1,128
Provision for credit losses charged to expense	29,363	80,050	77,132	41,011	6,956
Allowance related to businesses acquired or contributed – net	37,570		22,777	115,652
Allowance, end of year	120,224	118,207	116,627	127,214	10,049
Allowance as a percent of ending receivables	3.91%	5.46%	5.77%	8.82%	3.28%
Write-offs after recoveries as a percent of average automobile finance receivables	2.88%	3.77%	6.75%	5.70%	1.77%
Automobile finance receivables outstanding more than three payments contractually delinquent and still accruing interest					$504
Non-accrual automobile finance receivables outstanding	$30,598	$24,206	$26,425	$25,567

Automobile finance receivables that are past due for 90 days or more are placed on non-accrual status.

OTHER OPERATIONS

Other operations consist of commercial finance operations, information services, collection services, other insurance operations and Finvercon.  On December 15, 1999 the business of WFFISI was transferred to the Parent at net book value for cash.

Other Finance Operations

At December 31, 2000, other finance receivables accounted for 8% of Wells Fargo Financial’s total finance receivables outstanding.  The following table presents Wells Fargo Financial’s other finance receivables outstanding for the five years ended December 31, 2000:

Other Finance Receivables Outstanding

(Dollars In Thousands)

December 31,	Other Finance Receivables	Percentage Increase (Decrease) From Previous Year
2000	$871,780	25%
1999	697,219	15
1998	608,662	31
1997	465,601	(6)
1996	494,104	(3)

Loss Experience

The allowance for losses on other finance receivables is based on loss experience in relation to other finance receivables outstanding.  All such receivables which appear to be uncollectible or to require inordinate collection costs are written off.  In addition, receivables are generally written off when the receivable is 180 days or more contractually delinquent.

Information concerning other loss experience and allowance for credit losses is shown below:

	Years Ended December 31,
(Dollars In Thousands)	2000	1999	1998	1997	1996
Allowance, beginning of year	$25,896	$20,778	$6,350	$6,150	$6,510
Write-offs	(14,525)	(19,101)	(4,602)	(4,313)	(4,081)
Recoveries	2,205	1,577	1,716	1,454	1,193
Provision for credit losses charged to expense	5,043	22,642	10,114	3,059	2,528
Allowance related to businesses acquired or contributed – net			7,200
Allowance, end of year	$18,619	$25,896	$20,778	$6,350	$6,150
Allowance as a percent of ending finance receivables	2.14%	3.71%	3.41%	1.36%	1.24%

Write-offs after recoveries as a percent of average finance receivables	1.60%	2.80%	.60%	.61%	.59%

Other finance receivables outstanding more than three payments contractually delinquent and still accruing interest	$451	$547	$378	$771	$916
Non-accrual other finance receivables outstanding	$27,398	$17,087	$27,005	$4,121	$3,189

Other finance receivables that are past due for 90 days or more are placed on non-accrual status.  Finance charges and interest that would have been recorded had non-accrual commercial receivables been current in accordance with their original terms would have been $365,000; $320,000; and $272,000 during 2000, 1999, and 1998, respectively.  The amount of finance charges and interest actually recorded on these receivables was $315,000; $267,000; and $225,000 during 2000, 1999, and 1998, respectively.

Wells Fargo Financial Leasing, Inc.
Wells Fargo Financial Leasing, Inc. (“WFFLI”) is headquartered in Des Moines, Iowa.  WFFLI specializes in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  The cost of this equipment generally ranges from $2,000 to above $200,000.  Finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.

Generally, an end-user will enter into a lease or rental agreement with a vendor.  After approving the credit, WFFLI purchases the contract from the vendor and collects the lease payments from the end-user.  Billing is often done in the vendor’s name, as are any customer service functions that might become necessary in connection with the lease or rental agreement (thus providing the vendor with a “private label” financing service).  In some instances, WFFLI purchases the equipment and leases it to the end-user, with billing and other customer contacts being done in the name of WFFLI.  Leases and other commercial finance receivables acquired by WFFLI generally provide for equal monthly payments and normally have an initial term of 60 months or less.  WFFLI had finance receivables outstanding of $440.6 million at December 31, 2000.

In January 2001, the Company acquired substantially all of the assets and business relationships of Conseco Finance Vendor Services Corporation (“Conseco”).  This purchase included approximately $825 million in receivables owned by Conseco and an additional $135 million in receivables under their management.

Wells Fargo Financial Retail Services, Inc.
Wells Fargo Financial Retail Services, Inc. ("WFFRS") provides custom-designed financing programs to target the financing and marketing needs of retailers of consumer goods and services.  These relationships are structured as a loan to the retailer, using accounts receivable generated as a result of retail sales as security.  Consumer credit approvals, billing, payment processing, and collections of the receivables securing the loan are conducted largely in the retailers’ names to provide a private label service.  WFFRS had finance receivables outstanding of $35.0 million at December 31, 2000.

Finvercon
In January 1998, the Company acquired Finvercon, a consumer lender based in Buenos Aires, Argentina, which provided an entry into the South American market.  Finvercon markets small loans to members of labor associations.  Finvercon had finance receivables outstanding of $116.4 million at December 31, 2000.

Wells Fargo Financial Preferred Capital, Inc.
Wells Fargo Financial Preferred Capital, Inc. ("WFFPC") provides financing via secured lines of credit to consumer finance companies which in turn provide financing to their customers.  The business of these consumer finance companies is similar in nature to that of Wells Fargo Financial.  This type of lending is often referred to as rediscounting.  WFFPC had finance receivables outstanding of $234.7 million at December 31, 2000.

Charter Financial Company
In September 2000, the Company acquired Charter Financial Company, a specialty financing and leasing company operating in Canada.  It offers medium-term, fixed rate full-payout leases and equipment financing to clients in targeted industries.  Charter had finance receivables outstanding included in the Company’s consolidated balance sheet of $35.9 million and another $153.3 million of finance receivables under management at December 31, 2000.

Other Insurance Operations

One of the Company’s foreign insurance subsidiaries reinsures credit life and disability insurance written by a non-affiliated company.  Income before income taxes from other insurance operations for the years 2000 through 1996 was $5,527,000; $10,882,000; $16,928,000; $15,790,000; and $16,311,000, respectively.  In addition, the Company had insurance subsidiaries which are licensed to write federally insured multiple peril crop insurance throughout the United States.  Multiple peril crop insurance is a federally regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield from substantially all natural perils to growing crops.  Effective June 1, 2000, the Company transferred the common stock at net book value of its multiple peril insurance subsidiaries to another affiliate of Wells Fargo.

ASSETS UNDER MANAGEMENT

Island Finance
Island Finance, a group of eight consumer finance companies headquartered in San Juan, Puerto Rico, was acquired by Wells Fargo in May 1995.  Wells Fargo Financial manages Island Finance.  Island Finance provides direct loans to individuals through 86 consumer finance offices located in Puerto Rico, the U.S. Virgin Islands, Netherlands Antilles, Panama, Aruba, and Costa Rica.  Receivables outstanding on December 31, 2000, totaled $586 million.

Island Finance’s financial results and receivables are not included in the Company’s consolidated statements of income or consolidated balance sheets, however, Wells Fargo Financial provides a portion of the funding for Island Finance.  At December 31, 2000, Wells Fargo Financial had loans of $381 million with Island Finance Puerto Rico, Inc. (“IFPR”), one of the companies in the Island Finance group.  The loans have a weighted average interest rate of 9.00% and mature in 2002 and 2006.  IFPR is also an issuer of commercial paper in the United States.  At December 31, 2000, IFPR’s commercial paper outstanding totaled $341.5 million.  Other entities in the Island Finance group obtain funding by borrowing from commercial banks and other affiliates.

INFORMATION SERVICES OPERATIONS

Wells Fargo Financial Information Services, Inc.
On December 15, 1999 the business of WFFISI was transferred to the Parent at net book value for cash.  WFFISI has developed and installed an on-line real-time information processing and communications system called SWIFT®, which connects, over leased telecommunication facilities, equipment located in branch offices to computer centers at the Company’s principal executive offices to process loans and payments, write checks, and perform bookkeeping functions.  The system provides information services to consumer branch offices of Wells Fargo Financial.  In addition, as of December 31, 2000, WFFISI had contracts to supply information services to 7 other finance companies.  On that date, approximately 2,100 branch offices were being served and 5.2 million accounts were being maintained on the system.

WFFISI developed an enhancement to the system called SUPREME® which replaced the paper ledger card with video display units.  SUPREME provides greater efficiencies and enhanced customer service by adding a number of new capabilities to the existing system.  For example, delinquency lists, daily collection work lists, solicitation lists, automated advertising, complete application processing including retrieval of credit bureau reports, and company-wide access of account records are a few of the automated features provided by SUPREME.  Five subscribing companies were utilizing SUPREME at December 31, 2000.  Wells Fargo Financial has installed SUPREME in all of its consumer and automobile finance branch offices in the United States, Canada and in all of Island Finance’s branches.  Overall, 5.1 million accounts in approximately 1,900 locations were being maintained on SUPREME at December 31, 2000.

WFFISI is developing a new system called SAPPHIRE™ which will replace certain of WFFISI’s current system product offerings.  The new system design uses leading edge technology to incorporate state-of-the-art support for virtually every facet of the consumer financial services industry.

SOURCES OF FUNDS

Wells Fargo Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates.  Borrowings with original maturities of more than one year comprise 66% of the Company’s total indebtedness at December 31, 2000.  The remaining 34% includes commercial paper with maturities of nine months or less (27%) and short-term debt to affiliates and other short-term debt (7%).

The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Wells Fargo Financial’s bank credit agreements (lines of credit and revolving credit agreements).  These agreements provide an alternative source of liquidity to support the Company’s commercial paper borrowings.

The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 2000 through 1996 without commitment fees relating to bank credit agreements were 6.61%, 6.16%, 6.40%, 6.37%, and 6.44%, respectively.  The corresponding figures including commitment fees were 6.62%, 6.18%, 6.41%, 6.39%, and 6.46%, respectively.  Wells Fargo Financial has obtained and continues to obtain, at prevailing rates, funds sufficient to conduct its business.

	Years Ended December 31,
(Dollars in Thousands)	2000	1999	1998	1997	1996
Bank credit agreements	$1,536,880	$1,873,900	$1,821,297	$1,322,413	$1,327,680
Federal funds borrowings availability	823,998	471,944	402,178	83,998	289,295

Daily average outstanding:
Commercial paper	$2,443,972	$2,430,917	$2,099,977	$1,817,534	$1,713,937
Less excess funds investments	13,280	54,292	34,561	33,833	18,884
Net average commercial paper outstanding	$2,430,692	$2,376,625	$2,065,416	$1,783,701	$1,695,053
Ratio of bank credit agreements to above	63%	79%	88%	74%	78%

Ratio of bank credit agreements and federal funds borrowings availability to above	97%	99%	108%	79%	95%

Federal funds borrowings are made through an affiliated bank.

See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company’s outstanding long-term debt at December 31, 2000 and 1999.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial for the periods indicated:

Years Ended December 31,
2000	1999	1998	1997	1996
1.58	1.78	1.72	2.00	2.11

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges.  Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

COMPETITION

The business in which Wells Fargo Financial is engaged is highly competitive.  In addition to competition from other consumer, automobile, and commercial finance companies, competition comes from sales finance companies, commercial banks, savings banks, credit card companies, credit unions and retail establishments offering revolving credit plans.  The principal method of competition is service to customers, although interest rates and other financing charges are adjusted from time to time to reflect market conditions.  Generally, Wells Fargo Financial’s interest rates or other financing charges are comparable to those of other companies engaged in consumer finance, commercial finance and lease financing business, sales finance companies, credit card companies and retail establishments offering revolving credit plans.  They are usually higher than those of commercial banks, savings banks and credit unions.  Wells Fargo Financial is among the largest finance companies in the United States, but is substantially smaller than the largest concerns.  Trans Canada Credit Corporation, one of the Company’s Canadian subsidiaries, has been ranked among the largest finance companies in Canada.

EMPLOYEE RELATIONS

As of December 31, 2000, the Company and its subsidiaries employed approximately 9,300 persons.  Management believes its employee relations are excellent.

Item 2.  Properties.

The Company owns an eleven-story building in Des Moines, Iowa, where its principal executive offices are maintained.  One of the Company’s life insurance subsidiaries owns a three-story building in Des Moines which is used by the Company for administrative purposes.  Wells Fargo Financial Bank owns a one-story building in Sioux Falls, South Dakota, where its office is maintained.  All of Wells Fargo Financial’s other business offices (consisting of consumer finance and automobile finance branch offices, commercial finance executive and business production offices, and other administrative offices) are located in rented office space.  Wells Fargo Financial believes its facilities are suitable and adequate for its business needs.  These facilities are generally fully occupied and utilized, although in some instances, office space has been reserved for anticipated business expansion; otherwise, additional office space or facilities are leased only when they are needed.

The equipment used in the information processing system (located at branch offices, relay communication sites, and home office facilities) is leased or owned by Wells Fargo Financial.  Telecommunication lines used in the information processing system are leased on a monthly basis.

Item 3.  Legal Proceedings.

Wells Fargo Financial is a defendant in various matters of litigation generally incidental to its business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the financial position and results of operations of  the Company and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted in accordance with General Instructions I(2) (c).

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

All of the outstanding common stock (1,000 shares) of the Company is and was, at all times during 2000 and 1999, owned beneficially and of record by a single stockholder, the Parent.

The aggregate amount of dividends paid by the Company on its common stock each quarter during 2000 and 1999 was as follows:

(In Thousands)	2000	1999
First quarter	$45,000	$40,000
Second quarter		60,000
Third quarter		60,000
Fourth quarter		60,000

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock. Approximately $1.2 billion of consolidated stockholder’s equity was unrestricted at December 31, 2000. In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  The Company was in compliance with the provisions of those debt instruments at December 31, 2000.

Item 6.  Selected Financial Data.

	Years Ended December 31,
(In Thousands)	2000	1999	1998	1997	1996
Total income	$2,233,484	$2,184,264	$2,005,765	$1,728,796	$1,582,993
Interest and debt expense	639,444	520,063	485,784	401,736	372,859
Provision for credit losses	358,308	272,136	304,274	235,877	198,480
Net income	241,054	265,361	238,604	269,450	276,331

	December 31,
(In Thousands)	2000	1999	1998	1997	1996
Total assets	$13,576,748	$11,283,413	$10,516,207	$9,321,924	$7,760,845
Long-term debt	7,224,673	5,913,837	5,272,818	5,221,413	4,132,894

WELLS FARGO FINANCIAL, INC.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in Management’s Discussion and Analysis may be forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address management’s present expectations about future performance and involve inherent risks and uncertainties.  A number of important factors (some of which are beyond the Company’s control) could cause actual results to differ materially from those in the forward-looking statements.  Those factors include the economic environment, competition, products and pricing in the geographic and business areas in which the Company conducts its operations, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, acquisitions, and integration of acquired businesses.

Wells Fargo Financial’s net income for 2000 was $241.1 million compared with $265.4 million for 1999 and $238.6 million in 1998.  Net income from ongoing operations, however, increased to $248.2 million for 2000 compared with $229.8 million in 1999 and $208.9 million in 1998.  Net income from ongoing operations excludes the results of subsidiaries engaged in the multiple peril crop insurance and information service businesses.

Wells Fargo Financial’s total income (revenue) increased 2% in 2000 and 9% in 1999 ($2,233.5 million in 2000 compared with $2,184.3 million in 1999 and $2,005.8 million in 1998).

Income from finance charges and interest increased 16% in 2000 and 9% in 1999 ($1,896.1 million in 2000 compared with $1,637.4 million in 1999 and $1,498.7 million in 1998).   Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.

Increase in average finance
receivables outstanding:	2000	1999	1998
U.S. consumer finance	20%	7%	0%
Canadian consumer finance	6	19	36
Automobile finance	8	27	136
Other	22	15	22
Total	16	13	20

Rate of charge on finance receivables:	2000	1999	1998
U.S. consumer finance	19.27%	18.98%	19.63%
Canadian consumer finance	24.34	24.89	25.13
Automobile finance	18.37	18.74	20.02
Other	14.94	14.13	14.49
Total	19.25	19.23	19.97

The increase in income from finance charges and interest in 2000 was due to growth in average receivables outstanding.  The increase in 1999 was due predominately to growth in average receivables outstanding offset in part by the decline in the rate of charge.  Growth in average receivables for all segments in 2000, 1999 and 1998 was due predominantly to various acquisitions combined with regular business activity.  The majority of the increase in U.S. consumer finance average receivables in 2000 resulted from regular business activity.  In addition, on June 30, 2000 approximately $400 million in credit card receivables were acquired.  Also, effective January 1, 2000, the Parent made a capital contribution to the Company of the issued and outstanding shares of capital stock of two of the Parent’s consumer finance subsidiaries.  These two subsidiaries had $240 million of receivables outstanding at the time of the contribution.  The increase in Canadian consumer finance average receivables in 2000 was due to regular business activity while most of the increase in 1999 and 1998 was due to the acquisition of TEAC and NRCS, effective April 21, 1998.  The increase in automobile finance average receivables in 2000 was due to regular business activity.  The majority of the increase in automobile finance average receivables in 1999 and 1998 was due to a capital contribution by the Parent to the Company, of the issued and outstanding shares of capital stock of Reliable, effective June 30, 1998, along with the acquisition of automobile sales finance contracts from Sunstar Acceptance Corporation, a division of NationsBank, in October 1998.  Several other significant automobile finance receivable purchases totaling $169 million were made by the Company's automobile finance subsidiaries during 1999.  The increase in automobile finance average receivables in 1998 was also significantly impacted by the acquisition of Fidelity, effective August 31, 1997.  The majority of the increase in other average receivables in 2000, 1999 and 1998 was due to significant receivable growth of Wells Fargo Financial Preferred Capital, Inc., a subsidiary of the Company which began rediscounting to consumer finance companies in 1997.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.

Insurance premiums and commissions decreased 62% in 2000 after increasing 9% in 1999 ($115.0 million in 2000 compared with $305.3 million in 1999 and $280.2 million in 1998).  The decrease in 2000 was due almost entirely to a decline in insurance premiums and commissions on multiple peril crop insurance.  The Company transferred the multiple peril crop insurance operations to another affiliate of Wells Fargo on June 1, 2000.  The increase in 1999 was due predominately to increases in income from multiple peril crop insurance.  Insurance losses and loss expenses decreased 76% in 2000 after increasing 11% in 1999 ($47.3 million in 2000 compared to $196.1 million in 1999 and $177.2 million in 1998).  The changes were due almost entirely from changes in losses on multiple peril crop insurance and the aforementioned transfer.

Other income decreased 8% in 2000 after increasing 6% in 1999 ($222.4 million in 2000 compared with $241.5 million in 1999 and $226.9 million in 1998).  The decline in 2000 was due to the elimination of income from the sale of information services in 2000 due to the transfer of this business to the Parent on December 15, 1999 and a reduction in net gains from the sales of marketable securities.  The decline from these two items was partially offset by increased fees from credit cards.  The increase in credit card fees resulted from the acquisition of approximately $400 million of credit card receivables on June 30, 2000.  The increase in 1999 was due predominately to an increase in collection service income partially offset by a decrease in income from affiliates.  Income from affiliates was $45.3 million in 2000 compared with $48.8 million in 1999 and $63.2 million in 1998.  Investment income was $79.2 million in 2000 compared with $78.2 million in 1999 and $73.6 million in 1998.  In 2000 there was a net loss on the sale of marketable securities of $.1 million.  This compares with net gains of $7.6 million in 1999 and $5.0 million in 1998.

Operating expenses increased 3% in 2000 and 15% in 1999 ($808.6 million in 2000 compared with $781.4 million in 1999 and $678.2 million in 1998).  A breakdown of operating expenses between salaries and benefits and all other operating expenses is shown below:

	2000	1999	1998
Salaries and benefits	$465,018	$446,628	$390,263
All other operating expenses	343,565	334,738	287,934
Total	$808,583	$781,366	$678,197

The increase in operating expenses was due primarily to increases in employee compensation and benefits and other costs resulting from business expansion and acquisitions.

Interest and debt expense increased 23% in 2000 and 7% in 1999 ($639.4 million in 2000 compared with $520.1 million in 1999 and $485.8 million in 1998).  Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.

Increase in average debt outstanding:	2000	1999
Short-term	12%	10%
Long-term	12	8
Total	12	9

Cost of funds:	2000	1999	1998

Short-term	6.52%	5.30%	5.59%
Long-term	6.65	6.54	6.74
Total	6.61	6.16	6.40

Changes in average debt outstanding result primarily from the change in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and average notes receivable - affiliates combined increased 15% in 2000 and 9% in 1999.  The increase in the average short-term cost of funds rate from 1999 to 2000 was due to increases in prevailing market rates during 2000.

Provision for credit losses increased 32% in 2000 and decreased 11% in 1999 ($358.3 million in 2000 compared with $272.1 million in 1999 and $304.3 million in 1998).

Net write-offs, as a percentage of
average net receivables outstanding:	2000	1999	1998
U.S. consumer finance	3.13%	2.40%	3.19%
Canadian consumer finance	5.38	4.49	5.37
Automobile finance	2.88	3.77	6.75
Other	1.60	2.80	.60
Total	3.19	3.00	4.01

Net write-offs increased 23% in 2000 and decreased 15% in 1999.  The increase in 2000 was due to higher net write-offs in the consumer loan and credit card portions of the U.S. consumer finance portfolio.  The increase in net write-offs in the credit card portfolios was due primarily to net write-offs on the $400 million of credit card receivables acquired on June 30, 2000.  The decrease in 1999 resulted primarily from policy changes made in 1998.  During the fourth quarter of 1998, the Company reviewed its policies involving the write-off of receivables that are a predetermined number of days delinquent.  As a result of the review, the Company made several changes in its policies to reflect current trends and expectations.  The changes resulted in additional consumer write-offs of $37.4 million.  Excluding the additional fourth quarter write-offs in 1998, net write-offs decreased 3% in 1999.  Excluding the additional fourth quarter write-offs, net write-offs as a percentage of average net receivables were 3.51% in 1998.  At December 31, 2000, the Company had an allowance for credit losses of $462.6 million (4.05% of receivables) compared with $367.7 million (4.05% of receivables) at December 31, 1999 and $351.0 million (4.24% of receivables) at December 31, 1998.  During 2000 the provision for credit losses exceeded net write-offs by $44.4 million.  In addition, $50.5 million in allowance for credit losses related to acquired or contributed businesses accounted for the remainder of the increase in the allowance for credit losses in 2000. During 1999 the provision for credit losses exceeded net write-offs by $16.7 million.  There were no material changes in estimation methods and assumptions during 2000 and 1999.  Non-accrual finance receivables were $58.0 million at December 31, 2000 compared with $41.3 million at December 31, 1999.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $159.9 million at December 31, 2000 compared with $110.9 million at December 31, 1999.  Management believes the allowance for credit losses at December 31, 2000, is adequate to absorb probable inherent losses in the finance receivables portfolio.

Income taxes decreased 7% in 2000 and increased 23% in 1999.  Income before income taxes decreased 8% in 2000 and increased 15% in 1999.  The effective tax rates were 36.5% in 2000, 36.0% in 1999, and 33.8% in 1998.

Borrowings constitute the largest part of Wells Fargo Financial’s capitalization.  At December 31, 2000, 86% of the Company’s capital had been obtained from borrowings and 14% from stockholder’s equity.  Sixty-six percent of Wells Fargo Financial’s borrowings have original maturities of more than one year.  The remaining 34% includes commercial paper with maturities of nine months or less (27%) and short-term debt to affiliates and other short-term debt (7%).  At December 31, 1999, short-term borrowings comprised 35% of total borrowings.  This consisted of commercial paper with maturities of nine months or less (27%) and short-term debt to affiliates and other short-term debt (8%).  Short-term borrowings as a percent of total borrowings averaged 30% and 31% in 2000 and 1999, respectively.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At December 31, 2000, lines of credit and revolving credit agreements totaling $1,537 million were being maintained at 25 domestic and international banks; the entire amount was available on that date.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings through an affiliated bank.  At December 31, 2000, federal funds availability at the two banks was $824 million.

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

The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Wells Fargo Financial’s growth in the foreseeable future.  Funds are also generated internally from payments of principal and interest on Wells Fargo Financial’s finance receivables.

In January 2001, the Company acquired substantially all of the assets and business relationships of Conseco Finance Vendor Services Corporation (“Conseco”).  This purchase included approximately $825 million in receivables owned by Conseco and an additional $135 million in receivables under their management.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities.  In July 1999, the FASB issued FAS 137, Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date for implementation of FAS 133 to no later than January 1, 2001 for the Company’s financial statements.  In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133.  The Company implemented the statements on January 1, 2001 and there was no material impact on the Company’s financial statements as a result of the implementation.

In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title).  FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125’s provisions.  The collateral and disclosure provisions of FAS 140 are effective for year-end 2000 financial statements.  The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; and the Company has not yet completed the analysis required to determine the impact of the revised provisions on the financial statements that will be issued after March 31, 2001.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Sensitivity Risk

Interest sensitivity risk is the risk that future changes in interest rates will reduce net interest income or the market value of the balance sheet.  Wells Fargo Financial is subject to the risk of fluctuating interest rates in the normal course of business primarily in finance receivables, securities available-for-sale, and both short-term and long-term debt.  Each of these balance sheet categories will be discussed individually.

Finance Receivables:

The interest rates on receivables outstanding at December 31, 2000 and 1999, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  As a result, the carrying value is a reasonable estimate of fair value.  Expected maturities presented below differ from contractual maturities since it is the Company’s experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

December 31, 2000:
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
(Dollars In Millions)
Finance receivables	$6,759	$2,422	$1,196	$528	$239	$274	$11,418	$11,418
Average earned rate	19.90%	19.10%	17.74%	16.25%	13.94%	15.73%	19.11%

December 31, 1999:
	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
(Dollars In Millions)
Finance receivables	$5,495	$1,916	$872	$399	$245	$145	$9,072	$9,072
Average earned rate	19.81%	19.16%	17.60%	15.98%	14.86%	15.84%	19.10%

Securities Available-for-Sale:

Wells Fargo Financial does not use derivative financial instruments in its investment portfolio.  Wells Fargo Financial’s investment policy only allows for purchases in investment grade securities.  In addition, the investment policy also limits the amount of credit exposure to any one issue, issuer and type of investment.  Wells Fargo Financial does not expect any material loss with respect to its investment portfolio.  Maturities for securities available-for-sale shown below are at amortized cost and are based on contractual maturities for all debt securities except for mortgage backed federal agencies and collateralized mortgage obligations, which are based on expected maturities.

(Dollars In Millions)
December 31, 2000:
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
U.S. Treasury and
Federal Agencies	$23	$19	$43	$21	$18	$46	$170	$173
Average Yield	6.98%	6.11%	6.53%	6.98%	7.07%	7.13%	6.84%

States and Political
Subdivisions	$29	$23	$19	$17	$21	$168	$277	$286
Average Yield	4.62%	4.73%	4.61%	4.53%	4.56%	4.75%	4.64%

Mortgage Backed
Federal Agencies	$30	$17	$16	$18	$16	$31	$128	$128
Average Yield	6.94%	6.74%	6.74%	6.73%	6.73%	6.65%	6.75%

Collateralized Mortgage
Obligations	$2	$1	$0	$0	$0	$0	$3	$3
Average Yield	7.37%	7.07%	0.00%	0.00%	0.00%	0.00%	7.26%

Equity Securities						$105	$105	$110
Average Yield						4.79%	4.79%

All Other Securities	$63	$58	$113	$94	$96	$95	$519	$515
Average Yield	6.66%	6.80%	6.39%	6.77%	7.34%	6.65%	6.77%

December 31, 1999:
	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
U.S. Treasury and
Federal Agencies	$17	$13	$24	$30	$9	$62	$155	$153
Average Yield	6.63%	6.96%	6.07%	6.37%	6.92%	6.97%	6.68%

States and Political
Subdivisions	$25	$29	$22	$17	$21	$175	$289	$290
Average Yield	4.72%	4.60%	4.69%	4.56%	4.54%	4.66%	4.62%

Mortgage Backed
Federal Agencies	$33	$19	$19	$24	$23	$80	$198	$192
Average Yield	6.87%	6.70%	6.70%	6.70%	6.70%	6.43%	6.68%

Collateralized Mortgage
Obligations	$1	$0	$0	$1	$1	$1	$4	$4
Average Yield	8.66%	0.00%	0.00%	7.53%	7.53%	6.79%	7.56%

Equity Securities						$105	$105	$110
Average Yield						4.64%	4.64%

All Other Securities	$79	$76	$49	$101	$69	$116	$490	$476
Average Yield	6.40%	6.52%	6.50%	6.26%	6.51%	6.54%	6.45%

Short-Term and Long-Term Debt:
The table below provides information about Wells Fargo Financial’s debt instruments.  The table shows principal cash flows and related weighted average interest rates by expected maturity dates.  The information is presented in U.S. dollars which is the Company’s reporting currency.  The instruments’ actual cash flows are denominated in U.S. dollars, Canadian dollars, and Argentine pesos.

In Millions
of U.S. Dollars)
December 31, 2000:
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Short-Term Debt - U.S:
Debt Outstanding	$3,307						$3,307	$3,307
Average Interest Rate	6.60%						6.60%

Short-Term Debt - Canada:
Debt Outstanding	$407						$407	$407
Average Interest Rate	5.82%						5.82%

Short-Term Debt - Argentina:
Debt Outstanding	$69						$69	$69
Average Interest Rate	10.61%						10.61%

Long-Term Debt - U.S.:
Debt Outstanding	$1,341	$1,546	$1,031	$845	$911	$850	$6,524	$6,561
Average Interest Rate	6.48%	6.66%	6.50%	6.61%	7.24%	6.53%	6.65%

Long-Term Debt- Canada:
Debt Outstanding	$120	$80	$97	$167	$80	$157	$701	$702
Average Interest Rate	5.85%	5.85%	5.53%	5.87%	6.48%	6.28%	5.98%

December 31, 1999:
	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
Short-Term Debt - U.S:
Debt Outstanding	$2,777						$2,777	$2,777
Average Interest Rate	5.96%						5.96%

Short-Term Debt - Canada:
Debt Outstanding	$295						$295	$295
Average Interest Rate	5.10%						5.10%

Short-Term Debt - Argentina:
Debt Outstanding	$55						$55	$55
Average Interest Rate	10.30%						10.30%

Long-Term Debt - U.S.:
Debt Outstanding	$1,154	$554	$904	$653	$800	$1,100	$5,165	$5,072
Average Interest Rate	6.24%	6.36%	6.78%	6.16%	6.61%	6.65%	6.48%

Long-Term Debt- Canada:
Debt Outstanding	$122	$125	$83	$100	$173	$146	$749	$734
Average Interest Rate	6.34%	5.72%	5.85%	5.53%	5.87%	6.23%	5.94%

Foreign Currency Exchange Rate Risk
The amount invested in subsidiaries and translated into U.S. dollars using the year-end exchange rate was $128 million and $115 million at December 31, 2000 and 1999, respectively.  All investments in subsidiaries were denominated in either Canadian dollars or Argentine pesos.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $13 and $12 million at December 31, 2000 and 1999, respectively.  Actual results may differ.  Canadian operations are funded with borrowings in Canadian dollars and Argentine operations are funded primarily with borrowings in Argentine pesos.

Item 8.  Financial Statements and Supplementary Data.

WELLS FARGO FINANCIAL, INC.
Consolidated Financial Statements

KPMG LLP

(logo)

4200 Wells Fargo Center
90 S. Seventh Street
Minneapolis, MN 55402

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Wells Fargo Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Fargo Financial, Inc. (a wholly owned subsidiary of Wells Fargo Financial Services, Inc., which is a wholly owned subsidiary of Wells Fargo & Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows, and stockholder's equity for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Fargo Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
January 16, 2001

Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois  60601-6779

Telephone:        (312) 946-3000                                                                        (logo)
Facsimile:         (312) 946-2600
www.us.deloitte.com

INDEPENDENT AUDITORS’ REPORT

Wells Fargo Financial, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and stockholder’s equity of Wells Fargo Financial, Inc. (formerly known as Norwest Financial, Inc.) (a wholly-owned subsidiary of Wells Fargo Financial Services, Inc. which is a wholly-owned subsidiary of Wells Fargo & Company) for the year ended December 31, 1998.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Wells Fargo Financial, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

January 18, 1999
Chicago, Illinois

WELLS FARGO FINANCIAL, INC.
Consolidated Balance Sheets
(Thousands of Dollars)

	December 31,
Assets	2000	1999
Cash and cash equivalents	$205,036	$178,970
Securities available-for-sale	1,215,135	1,224,666
Finance receivables	11,417,862	9,072,306
Less allowance for credit losses	462,555	367,712
Finance receivables - net	10,955,307	8,704,594
Notes receivable - affiliates	505,386	487,822
Property and equipment (at cost, less
accumulated depreciation of $148,042
for 2000 and $130,253 for 1999)	63,651	69,374
Deferred income taxes	111,262	130,496
Other assets	520,971	487,491
Total assets	$13,576,748	$11,283,413

See accompanying notes to consolidated financial statements

WELLS FARGO FINANCIAL, INC.
Consolidated Balance Sheets
(Thousands of Dollars)

Liabilities and	December 31,
Stockholder’s Equity	2000	1999
Loans payable - short-term:
Commercial paper	$2,973,508	$2,437,676
Affiliates	99,379	432,199
Other	709,988	256,916
Unearned insurance premiums and commissions	139,476	140,547
Insurance claims and policy reserves	34,978	34,124
Accrued interest payable	121,007	102,695
Other payables to affiliates	48,761	3,297
Other liabilities	370,363	374,558
Senior long-term debt	7,224,673	5,913,837

Total liabilities	11,722,133	9,695,849

Commitments and contingencies (notes 6, 9, 10, and 17)

Stockholder’s equity:
Common stock without par value (authorized
1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855

Additional paid in capital	312,302	196,697

Retained earnings	1,540,902	1,407,743

Accumulated other comprehensive
loss, net of income taxes	(2,444)	(20,731)

Total stockholder’s equity	1,854,615	1,587,564

Total liabilities and
stockholder’s equity	$13,576,748	$11,283,413

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Income
(Thousands of Dollars)

	Years Ended December 31,
	2000	1999	1998
Income:
Finance charges and interest	$1,896,075	$1,637,441	$1,498,692
Insurance premiums and commissions	114,996	305,320	280,207
Other income	222,413	241,503	226,866
Total income	2,233,484	2,184,264	2,005,765

Expenses:
Operating expenses	808,583	781,366	678,197
Interest and debt expense	639,444	520,063	485,784
Provision for credit losses	358,308	272,136	304,274
Insurance losses and loss expenses	47,261	196,148	177,238
Total expenses	1,853,596	1,769,713	1,645,493

Income before income taxes	379,888	414,551	360,272

Income taxes	138,834	149,190	121,668
Net income	$241,054	$265,361	$238,604

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Comprehensive Income
(Thousands of Dollars)

	Years Ended December 31,
	2000	1999	1998
Net income	$241,054	$265,361	$238,604
Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for- sale:
Unrealized gains (losses) arising during the period	25,514	(44,175)	15,838
Reclassification adjustment for net (gains) losses included in income	105	(7,586)	(4,963)
	25,619	(51,761)	10,875
Foreign currency translation adjustment	(1,645)	3,955	(4,773)
Other comprehensive income (loss) before income taxes	23,974	(47,806)	6,102
Income tax expense (benefit) related to unrealized gains (losses) on securities available-for-sale	8,782	(17,525)	3,659
Other comprehensive income (loss), net of income taxes	15,192	(30,281)	2,443
Comprehensive income	$256,246	$235,080	$241,047

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Cash Flows
(Thousands of Dollars)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$241,054	$265,361	$238,604
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	358,308	272,136	304,274
Depreciation and amortization	50,223	56,810	47,768
Deferred income taxes	7,887	16,320	7,549
Other assets	(50,807)	(32,731)	7,649
Unearned insurance premiums and commissions	(1,143)	7,754	(10,685)
Insurance claims and policy reserves	773	4,374	(816)
Accrued interest payable	22,302	6,213	3,138
Other payables to affiliates	70,018	(40,702)	28,601
Other liabilities	(26,797)	94,968	39,704
Net cash provided by operating activities	671,818	650,503	665,786
Cash flows used for investing activities:
Finance receivables:
Principal collected	7,601,153	7,500,472	6,689,362
Receivables originated or purchased	(9,299,797)	(8,547,613)	(7,808,023)
Proceeds from sales of securities	170,554	131,624	146,510
Proceeds from maturities of securities	151,670	164,649	155,602
Purchase of securities	(330,822)	(369,199)	(431,137)
Net additions to property and equipment	(16,108)	(97,688)	(98,522)
Net decrease (increase) in notes receivable - affiliates, net of effect of contributed subsidiaries	(39,132)	70,924	(122,910)
Cash and cash equivalents of contributed subsidiaries received	5,477	1,002	503
Net cash used for acquisitions	(492,744)
Net cash proceeds from transfer of subsidiaries		54,148
Other	55,872	73,258	(47,810)
Net cash used by investing activities	(2,193,877)	(1,018,423)	(1,516,425)
Cash flows from financing activities:
Net increase in loans payable - short-term	474,768	32,550	867,280
Proceeds from issuance of senior long-term debt	2,305,100	1,714,301	583,271
Repayments of long-term debt:
Senior	(1,281,743)	(1,119,145)	(503,328)
Subordinated			(2,000)
Capital contribution from Parent	95,000
Dividends paid	(45,000)	(220,000)	(50,000)
Net cash provided by financing activities	1,548,125	407,706	895,223
Net increase in cash and cash equivalents	26,066	39,786	44,584
Cash and cash equivalents beginning of year	178,970	139,184	94,600
Cash and cash equivalents end of year	$205,036	$178,970	$139,184

See accompanying notes to consolidated financial statements

.

WELLS FARGO FINANCIAL, INC.
Consolidated Statements of Stockholder’s Equity
(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total
Balance, December 31, 1997	$3,855	$185,410	$1,167,418	$(8,757)	$15,864	$1,363,790
Comprehensive income:
Net income			238,604			238,604
Other				(4,773)	7,216	2,443
Contributed subsidiary		4,028	6,348			10,376
Dividends			(50,000)			(50,000)
Balance, December 31, 1998	3,855	189,438	1,362,370	(13,530)	23,080	1,565,213
Comprehensive income:
Net income			265,361			265,361
Other				3,955	(34,236)	(30,281)
Contributed subsidiary		7,259	12			7,271
Dividends			(220,000)			(220,000)
Balance, December 31, 1999	3,855	196,697	1,407,743	(9,575)	(11,156)	1,587,564
Comprehensive income:
Net income			241,054			241,054
Other				(1,645)	16,837	15,192
Capital contribution from Parent		95,000				95,000
Contributed subsidiaries		20,605	(2,724)			17,881
Transfer of subsidiary			(60,171)		3,095	(57,076)
Dividends			(45,000)			(45,000)
Balance, December 31, 2000	$3,855	$312,302	$1,540,902	$(11,220)	$8,776	$1,854,615

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.      Significant Accounting Policies.

Principles of Consolidation.  The consolidated financial statements include the accounts of Wells Fargo Financial, Inc. (the “Company”) and subsidiaries (collectively, “Wells Fargo Financial”).  Intercompany accounts and transactions are eliminated.  The Company is a wholly-owned subsidiary of Wells Fargo Financial Services, Inc. (the “Parent”).  The Parent is a wholly-owned subsidiary of Wells Fargo & Company ("Wells Fargo").

Effective June 1, 2000, the Company transferred the common stock at net book value of its multiple peril crop insurance subsidiary and its wholly owned subsidiary to the Parent, which subsequently transferred it to another affiliate of Wells Fargo.  At the time of the transfer, the multiple peril crop insurance subsidiaries had assets of $86.3 million and had an incurred $7.2 million loss for the year.

Effective January 1, 2000, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of two of the Parent’s consumer finance subsidiaries (the “Contributed Subsidiaries”).  This capital contribution was accounted for as a merger of interests under common control.  Accordingly, the assets acquired and liabilities assumed were recorded at historical cost.  The Contributed Subsidiaries had assets totaling $237.8 million and 49 branch offices at the time of the contribution.

On December 15, 1999, the business of Wells Fargo Financial Information Services, Inc. and its wholly-owned subsidiary ("WFFISI") was transferred to the Parent at net book value for cash.

Effective January 21, 1999, the Parent made a capital contribution, without consideration, to the Company of the assets (along with and subject to the liabilities) and other related leasehold or property interests or rights formerly held by Mid-Penn Consumer Discount Company (“Mid-Penn”).  Immediately preceding the capital contribution, Mid-Penn had merged with and into the Parent, and the Parent was the surviving corporation.  This capital contribution was accounted for as a merger of interests under common control.  Mid-Penn’s headquarters were in Philadelphia, Pennsylvania and its principal business was consumer finance.  Mid-Penn had finance receivables outstanding of $10 million at the time of the merger into the Parent.

Effective January 1, 1999, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Aman Collection Service, Inc. and Aman Collection Service 1, Inc. (collectively referred to as “Aman”).  This capital contribution was accounted for as a merger of interests under common control.  Aman’s headquarters are in Aberdeen, South Dakota and its principal business is collection services.

Effective June 30, 1998, the Parent made a capital contribution, without consideration, to the Company of the issued and outstanding shares of capital stock of Reliable Financial Services, Inc. (“Reliable”).  This capital contribution was accounted for as a merger of interests under common control.  Reliable’s headquarters are in San Juan, Puerto Rico and its principal business is automobile finance.  Reliable had finance receivables outstanding of $293 million at the time of the contribution.

Business Combinations.

Effective December 20, 2000, the Company acquired substantially all of the assets and liabilities of Flagship Credit Corporation and its wholly owned subsidiaries (“Flagship”), an automobile finance company.  Total purchase price was approximately $345 million.  At the time of the acquisition, Flagship had receivables outstanding included in its balance sheet of $713 million and another $206 million of receivables under management.

Effective September 1, 2000, one of the Company’s subsidiaries acquired Charter Financial Company, a specialty finance and leasing company.  Total purchase price was approximately $16 million.  Charter operates in Canada where its offers medium-term, fixed rate, full-payout leases and equipment financing to clients in targeted industries.  Charter had receivables under management of $190 million at the time of the acquisition.

On June 30, 2000, one of the Company’s banking subsidiaries purchased approximately $400 million of credit card receivables from Conseco Finance Corp., a subsidiary of Conseco, Inc.

In October 1998, two of the Company’s automobile finance subsidiaries acquired $320 million in automobile finance receivables from Sunstar Acceptance Corporation, a division of NationsBank.  Several other significant automobile finance receivable purchases totaling $169 million were made by the Company's automobile finance subsidiaries during 1999.

Effective April 21, 1998, one of the Company’s Canadian subsidiaries acquired all of the issued and outstanding shares of capital stock of The T. Eaton Acceptance Co. Limited (“TEAC”) and National Retail Credit Services Limited (“NRCS”).  TEAC and NRCS were headquartered in Toronto, Ontario and were primarily engaged in purchasing sales finance contracts.  TEAC and NRCS had finance receivables outstanding of $305 million at the time of the acquisition.

Effective January 7, 1998, the Company, through its wholly-owned subsidiary, Finvercon USA, Inc., acquired Finvercon S.A. Compañía Financiera (“Finvercon”).  Funding necessary for this acquisition was provided to Finvercon USA, Inc. by the Company.  Finvercon is engaged in consumer finance from its office in Buenos Aires, Argentina and had receivables outstanding of $33 million at the time of acquisition.

All of the business combinations described above were accounted for as purchases.  The assets and liabilities acquired in these business combinations were recorded at fair value, and the Company’s financial statements contain only the results of operations of the various acquired entities since their respective acquisition dates.  If these business combinations had occurred at the beginning of the respective years, net income would not have been materially different from the amounts reported.

Securities Available-for-Sale.  Debt and equity securities are classified as available-for-sale. Debt and equity securities classified as available-for-sale are reported at fair value with net unrealized gains and losses, net of deferred income taxes, excluded from earnings and recorded as a component of accumulated other comprehensive income until realized.  If a decline in the security’s fair value is deemed to be other than temporary, the amount of the write-down is recognized as a reduction in earnings.  Wells Fargo Financial computes realized gains and losses using the specific identification method.

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

Retirement Plans.  Retirement plans cover substantially all employees who meet certain age and service requirements.  Wells Fargo Financial’s funding policy is to contribute no more than the maximum amount that can be deducted for federal income tax purposes (note 11).

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

New Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities.  In July 1999, the FASB issued FAS 137, Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date for implementation of FAS 133 to no later than January 1, 2001 for the Company’s financial statements.  In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133.  The Company implemented the statements on January 1, 2001 and there was no material impact on the Company’s financial statements as a result of the implementation.

In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title).  FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125’s provisions.  The collateral and disclosure provisions of FAS 140 are effective for year-end 2000 financial statements.  The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; and the Company has not yet completed the analysis required to determine the impact of the revised provisions on the financial statements that will be issued after March 31, 2001.

2.      Securities Available-for-Sale.

The amortized cost and fair value of securities available-for-sale were:

(In Thousands)	December 31, 2000		December 31, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury and federal agencies	$169,993	$172,720	$155,264	$152,807
States and political subdivisions	276,533	285,663	289,500	289,679
Mortgage-backed securities:
Federal agencies	127,579	127,775	197,522	191,915
Collateralized mortgage obligations	3,146	3,163	4,074	4,100

Total mortgage-backed securities	130,725	130,938	201,596	196,015
Other (primarily corporate bonds)	519,112	515,542	490,402	475,877
Total debt securities	1,096,363	1,104,863	1,136,762	1,114,378
Marketable equity securities	105,172	110,272	104,591	110,288
Total	$1,201,535	$1,215,135	$1,241,353	$1,224,666

The gross unrealized gains and losses of securities available-for-sale were:

	December 31, 2000		December 31, 1999
	Gross Unrealized		Gross Unrealized
(In Thousands)	Gains	Losses	Gains	Losses
U.S. Treasury and federal agencies	$3,452	$725	$315	$2,772
States and political subdivisions	9,490	360	3,769	3,590
Mortgage-backed securities:
Federal agencies	435	239	185	5,792
Collateralized mortgage obligations	24	7	42	16
Total mortgage-backed securities	459	246	227	5,808
Other (primarily corporate bonds)	5,620	9,190	648	15,173
Total debt securities	19,021	10,521	4,959	27,343
Marketable equity securities	13,179	8,079	10,445	4,748
Total	$32,200	$18,600	$15,404	$32,091

Maturities of mortgage-backed securities were estimated based upon anticipated payments.  The amortized cost and fair values of debt securities available-for-sale by maturity were:

	December 31, 2000
	Amortized Cost	Fair Value
(In Thousands)
In one year or less	$146,528	$146,466
After one year through five years	608,472	609,283
After five years through ten years	207,906	207,315
After ten years	133,457	141,799
Total	$1,096,363	$1,104,863

Total gross realized gains and losses from the sale of securities were $7,633,000 and $7,738,000, respectively, in 2000; $11,080,000 and $3,494,000, respectively, in 1999; and $7,749,000 and $2,786,000, respectively, in 1998.  The carrying amounts of securities on deposit under statutory or other requirements at December 31, 2000 and 1999, were $8,127,000 and $11,001,000 respectively.

Income from securities available-for-sale and cash equivalents was as follows:

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Taxable interest	$59,668	$59,076	$55,701
Tax-exempt interest	13,751	14,056	13,032
Dividends	5,736	5,095	4,903
Total income	$79,155	$78,227	$73,636

3.       Finance Receivables.

Finance receivables are as follows:

	December 31,
(In Thousands)	2000	1999
United States consumer finance:
Real estate-secured loans	$2,507,419	$2,137,593
Consumer loans	1,460,746	1,245,427
Total loans	3,968,165	3,383,020
Sales finance contracts	1,295,147	1,213,878
Credit cards	1,148,486	588,499
Total United States consumer finance	6,411,798	5,185,397
Canadian consumer finance:
Real estate-secured loans	85,000	86,848
Consumer loans	452,581	432,183
Total loans	537,581	519,031
Sales finance contracts	497,379	489,259
Credit cards	21,298	15,655
Total Canadian consumer finance	1,056,258	1,023,945
Automobile finance	3,078,026	2,165,745
Other	871,780	697,219
Total finance receivables	$11,417,862	$9,072,306

Loans are generally repayable in monthly installments over a period of 180 months or less.  Sales finance contracts can be either open-end (revolving) or closed-end.  Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts can be used for repeated transactions.  The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account.  Closed-end sales finance contracts purchased are repayable in equal monthly installments and generally have original maturities of 60 months or less.

The amounts of cash payments applied to consumer receivables during the years ended December 31, 2000, 1999, and 1998 approximated $7,096,119,000; $6,982,735,000; and $6,346,421,000, respectively.  These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity.  Unearned insurance premiums and insurance claims and policy reserves which pertain to Wells Fargo Financial’s consumer receivables were approximately $157,614,000 and $157,721,000 at December 31, 2000 and 1999, respectively.

At December 31, 2000, contractual maturities of commercial receivables were as follows:  $213,627,000 were due in one year or less; $562,992,000 were due after one year through five years; and $17,247,000 were due after five years.  Substantially all commercial receivables have fixed interest rates.  Contractual maturities are not presented for the consumer receivables as it is the Company’s experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

Receivables include Canadian receivables of $1,056,258,000 and $1,023,945,000 at December 31, 2000 and 1999, respectively, and Argentina receivables of $116,423,000 and $90,714,000 at December 31, 2000 and 1999, respectively.

Non-accrual commercial receivables totaled $7,473,000 and $4,304,000 at December 31, 2000 and 1999, respectively.  The allowance for losses related to these commercial receivables was $374,000 and $208,000 at December 31, 2000 and 1999, respectively.  The average amount of non-accrual commercial receivables for the years ended December 31, 2000, 1999 and 1998 were $6,326,000, $5,221,000, and $5,300,000, respectively.

The effect of non-accrual commercial receivables on finance charges and interest are:

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Finance charges and interest:
As originally contracted	$365	$320	$272
As recognized using the cash basis	315	267	225

4.       Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Allowance for credit losses beginning of year	$367,712	$350,984	$297,800
Provision for credit losses charged to expense	358,308	272,136	304,274
Write-offs	(371,914)	(307,214)	(350,333)
Recoveries	57,993	51,806	49,453
Allowance related to businesses contributed or acquired	50,456		49,790
Allowance for credit losses end of year	$462,555	$367,712	$350,984

5.       Loans Payable - Short-term.

Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements).  The bank credit agreements amounted to $1,536,880,000 at December 31, 2000; the entire amount was available at that date.  Unused bank credit agreements are available to support outstanding commercial paper.  If all credit agreements in effect at December 31, 2000 were to remain in effect and unused throughout 2001, the Company would pay approximately $1,008,000 in commitment fees.

Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

(Dollars in Thousands)
	2000	1999	1998
Weighted average annual interest
rate on commercial paper and
other short-term debt:

At December 31,	6.77%	5.98%	5.50%

For the year	6.53	5.30	5.60

For the year after considering
the effect of commitment fees	6.57	5.35	5.64

Average daily amount of commercial
paper and other short-term debt
outstanding during the year	$2,781,357	$2,490,549	$2,262,680

Maximum amount of commercial paper
and other short-term debt
outstanding at any month-end
during the year	$3,782,875	$3,126,791	$3,094,241

The weighted average annual interest rate for the year was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding.  The weighted average annual interest rate on short-term debt from affiliates for the years 2000, 1999, and 1998 was 6.47%, 5.22%, and 5.37% respectively.

6.       Senior Long-term Debt.

Senior long-term debt outstanding:

		December 31,
(Dollars In Thousands)		2000	1999
Senior - United States:
5-1/8	% due 2000		$150,000
6.10	% due 2000		150,000
6-7/8	% due 2000		150,000
7-1/4	% due 2000		150,000
5-1/2	% due 2001	$150,000	150,000
6-3/8	% due 2001	150,000	150,000
7-3/4	% due 2001	100,000	100,000
5.93	% due 2001-2002	79,599
6-1/4	% due 2002	200,000	200,000
6-3/8	% due 2002	200,000	200,000
6-3/8	% due 2002	250,000	250,000
6.42	% due 2001-2002	38,605
7-7/8	% due 2002	150,000	150,000
7.95	% due 2002	100,000	100,000
8.56	% due 2001-2002	3,333	5,000
5-3/8	% due 2003	200,000	200,000
6-1/8	% due 2003	150,000	150,000
6-3/8	% due 2003	150,000	150,000
6.705	% due 2002-2003	60,000
6.93	% due 2001-2003	7,500	10,000
7	% due 2003	150,000	150,000
7-1/4	% due 2003	300,000
6	% due 2004	150,000	150,000
6-5/8	% due 2004	250,000	250,000
6.70	% due 2004	300,000	300,000
6.835	% due 2003-2004	43,000
7.20	% due 2004	100,000	100,000
6.10	% due 2002-2005	56,206
6-3/4	% due 2005	150,000	150,000
6.90	% due 2004-2005	30,000
7.00	% due 2005	300,000
7-1/2	% due 2005	150,000	150,000
7.60	% due 2005	300,000
6-1/4	% due 2007	100,000	100,000
6-3/8	% due 2007	100,000	100,000
7.20	% due 2007	150,000	150,000
5-5/8	% due 2009	200,000	200,000
6.85	% due 2009	250,000	250,000
Floating rate debt, 6.388%, due 2002		300,000
Floating rate debt, 5.675% to 6.50% due 2000			550,000
Floating rate medium-term notes, 6.595% to 6.62%, due 2001		700,000
Medium-term notes, 6.20% to 7.47% due 2001-2007		200,000	150,000
Total senior - United States		6,268,243	5,165,000

(Dollars In Thousands)	December 31,
	2000	1999
Senior - Canada:
7.55% due 2000		$39,106
7.80% due 2000		6,924
Floating rate medium-term notes,
5.97% to 6.01%, due 2001	$20,016	20,772
Medium-term notes, 5.38% to 6.70%,
due 2001 to 2008	680,544	682,035
Total senior - Canada	700,560	748,837
Senior – Affiliate, due 2002	255,870
Total senior long-term debt outstanding	$7,224,673	$5,913,837

Contractual maturities of long-term debt for the years 2001 through 2005 and thereafter are $1,461,227,000; $1,626,422,000; $1,127,334,000; $1,011,575,000; $991,323,000; and $1,006,792,000, respectively.  Certain long-term debt instruments, aggregating $307 million, are nonrecourse and are collateralized by an identified pool of finance receivables of approximately $334 million at December 31, 2000.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  Approximately $1.2 billion of consolidated stockholder’s equity was unrestricted at December 31, 2000.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  The Company was in compliance with the provisions of those debt instruments at December 31, 2000.

7.  Interest and Debt Expense.

Interest and debt expense is summarized as follows:

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Short-term - affiliates	$67,269	$17,245	$8,799
Short-term - commercial paper and other	171,193	132,958	122,014
Long-term	394,505	363,142	348,590
Amortization of debt expense	6,477	6,718	6,381
Total interest and debt expense	$639,444	$520,063	$485,784

8.         Insurance Premiums and Claims.

Insurance premiums earned by the Company’s insurance subsidiaries are as follows:

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Direct premiums earned	$60,270	$460,779	$342,006
Assumed premiums earned	59,328	150,754	151,125
Ceded premiums earned	(8,607)	(314,001)	(223,453)
Net premiums earned	$110,991	$297,532	$269,678

The following table presents an analysis of the Company’s insurance claims and policy reserves, reconciling beginning and ending balances.

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Insurance claims and policy reserves at beginning of year	$34,124	$29,750	$30,566
Provision for insurance losses and loss expenses	42,135	196,532	167,988
Insurance losses and loss expense paid	(41,281)	(192,158)	(168,804)
Insurance claims and policy reserves at end of year	$34,978	$34,124	$29,750

Insurance loss and loss expenses have been reduced by recoveries recognized under reinsurance contracts of $201.6 million, $321.5 million and $281.7 million for the years ended December 31, 2000, 1999, and 1998 respectively.

9.        Leased Assets and Lease Commitments.

Lease terms are generally for three to seven years.  Commitments at December 31, 2000, under operating leases having initial or remaining lease terms in excess of one year are approximately $48 million.  Rental expense for all operating leases was $38.5 million, $41.9 million, and $40.2 million in 2000, 1999, and 1998, respectively.

10.      Income Taxes.

The Company and its subsidiaries are included in the consolidated federal income tax return of Wells Fargo.  Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis.  Current income taxes payable of $48.8 million were included in other payables to affiliates at December 31, 2000.  The Company’s foreign subsidiaries file separate federal and provincial returns in the local country.

At December 31, 2000, no federal income taxes had been provided on approximately $44 million of one of the United States life insurance subsidiary’s retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws.  The life insurance subsidiary does not contemplate distributing dividends from these retained earnings.  The amount of unrecognized deferred tax liability at December 31, 2000, was $15.4 million.

Income taxes for the years 2000, 1999, and 1998 are composed of the following elements:

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Current:
Federal	$84,686	$79,505	$84,949
State	9,023	5,253	1,906
Foreign	37,238	48,112	27,264
Deferred:
Federal and state	7,887	16,320	7,549
Total income taxes	$138,834	$149,190	$121,668

Income before taxes from operations outside the United States was $46.5 million, $31.3 million, and $39.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

The Company had a net deferred tax asset of $111,262,000 and $130,496,000 at December 31, 2000 and 1999, respectively.  The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below:

(In Thousands)	December 31,
	2000	1999
Deferred Tax Assets
Allowance for loan losses	$140,518	$132,108
Net tax-deferred expenses	16,789	21,915
FAS 115 adjustment		5,531
Other	2,072	5,762
Total deferred tax assets	159,379	165,316
Deferred Tax Liabilities
Leasing	19,509	17,139
Purchased intangibles	6,557	15,356
FAS 115 adjustment	4,825
Other	17,226	2,325
Total deferred tax liabilities	48,117	34,820
Net Deferred Tax Asset	$111,262	$130,496

The Company has determined that it is not required to establish a valuation reserve for any of the deferred tax assets since it is more likely than not that these assets will be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies.

The deferred tax asset\liability related to unrealized gains and losses on securities available for sale had no impact on 2000, 1999 or 1998 income tax expense as these gains and losses, net of taxes, were recorded in accumulated other comprehensive income.

The effective income tax rates for the years ended December 31, 2000, 1999, and 1998 differed from the statutory federal income tax rate in the United States for the following reasons:

	Percent of Pretax Income for the
	Years Ended December 31,
	2000	1999	1998
Statutory federal income tax rate	35.0%	35.0%	35.0%
Change due to:
State taxes	1.7	1.4	0.6
Goodwill	0.6	0.6	0.6
Tax-exempt income	(1.2)	(1.5)	(1.5)
Other, net	0.4	0.5	(0.9)
Effective tax rate	36.5%	36.0%	33.8%

11.      Employee Benefits.

The Company has a defined benefit pension plan which covers United States employees who meet certain age and service requirements.  Pension benefits provided are based on the employee’s highest compensation in three consecutive years during the last ten calendar years of employment.  Benefits accrue under this plan at a rate of 1 - 1/4% for each year of service. The plan holds single premium annuity contracts issued by one of the Company’s life insurance subsidiaries.  Annual benefits paid to retirees covered by the contracts were approximately $1.7 million in 2000, 1999 and 1998.

The Company’s Canadian subsidiary, Trans Canada Credit Corporation (“TCC”), has a non-contributory defined benefit pension plan which covers employees who meet certain service requirements.  Pension benefits under the plan are based on the employee’s highest compensation in five consecutive calendar years during the last  ten calendar years of employment.  Benefits generally accrue under the plan at a rate of 1% of such highest average compensation up to the average Canada/Quebec Pension Plan Earnings Ceiling (an amount based on the maximum amount of the annual compensation used to calculate the employee’s Canada/Quebec Pension Plan benefits) plus 1.5% of such highest average compensation in excess of the average Canada/Quebec Pension Plan Earnings Ceiling for each year of service (not to exceed 35 years of service).

The Company also provides certain health care and life benefits for substantially all of its retired United States employees.  In accordance with SFAS 106, the Company has elected to recognize the transition obligation of approximately $22.2 million over a period of twenty years.  TCC also provides certain health and life insurance benefits to its retirees.

The following table shows the changes in the benefit obligation and the fair value of plan assets during 2000 and 1999 and the amounts included in the Company’s balance sheet as of December 31, 2000 and 1999 for the Company’s defined benefit pension and other postretirement benefit plans:

	December 31, 2000		December 31, 1999
	Pension	Other	Pension	Other
(In Thousands)	benefits	benefits	benefits	benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$118,261	$61,141	$131,955	$65,068
Service cost	6,350	5,629	7,404	6,002
Interest cost	9,432	5,153	8,834	4,617
Plan participants’ contributions		142		103
Amendments			3,533	2,640
Actuarial loss (gain)	6,630	3,210	(28,465)	(16,082)
Benefits paid	(6,490)	(1,551)	(6,237)	(1,368)
Translation adjustment	(818)	(92)	1,237	161
Benefit obligation at end of year	$133,365	$73,632	$118,261	$61,141
Change in plan assets:
Fair value of plan assets at beginning of year*	$151,544	$22,953	$136,020	$19,095
Actual return on plan assets	16,528	1,583	8,879	165
Acquisitions			3,006
Employer contributions	4,506	5,722	8,815	4,958
Plan participants’ contributions		142		103
Benefits paid	(6,490)	(1,551)	(6,237)	(1,368)
Translation adjustment	(747)		1,061

Fair value of plan assets at end of year*	$165,341	$28,849	$151,544	$22,953
Funded status	31,977	(44,784)	33,283	(38,188)
Unrecognized net actuarial gain	(9,166)	(3,635)	(14,349)	(7,218)
Unrecognized net transition obligation (asset)	(628)	14,145	(846)	15,351
Unrecognized prior service cost	1,969	2,947	2,215	3,129
Prepaid (accrued) benefit cost	$24,152	$(31,327)	$20,303	$(26,926)

*	Consists primarily of marketable bonds and debentures and obligations of the United States government and its agencies.

The following table sets forth the components of net periodic benefit cost:

	Years Ended December 31,
	2000		1999		1998
	Pension	Other	Pension	Other	Pension	Other
(In Thousands)	benefits	benefits	benefits	benefits	benefits	benefits
Service cost	$6,350	$5,629	$7,404	$6,002	$5,785	$4,437
Interest cost	9,432	5,153	8,834	4,617	7,671	3,903
Expected return on plan assets	(13,393)	(1,110)	(11,819)	(1,008)	(9,879)	(797)
Recognized net actuarial (gain) loss (1)	(1,649)	(846)	3,080	1,384	2,804	850
Amortization of prior service
cost (credit)	189	182	122	182	(146)	44
Amortization of unrecognized
transition obligation (asset)	(193)	1,174	(193)	1,174	(193)	1,112

Net period benefit cost	$736	$10,182	$7,428	$12,351	$6,042	$9,549

(1)        Net gains and losses are amortized over five years.

The weighted-average assumptions used in calculating the amounts above for the United States plans were, as of December 31, 2000 and 1999:

	December 31, 2000		December 31, 1999
	Pension	Other	Pension	Other
	benefits	benefits	benefits	benefits
Discount rate	7.5%	7.5%	7.5%	7.5%
Expected return on plan assets	9.0	5.0	9.0	5.0
Rate of compensation increase	5.0		5.0

The weighted-average assumptions used in calculating the amounts above for the Canadian plans were, as of December 31, 2000 and 1999:

	December 31, 2000		December 31, 1999
	Pension	Other	Pension	Other
	benefits	benefits	benefits	benefits
Discount rate	7.0%	7.0%	7.5%	7.5%
Expected return on plan assets	8.0		8.0
Rate of compensation increase	5.6		5.6

The assumed health care cost trend rate used in measuring the United States plan’s accumulated postretirement benefit obligation as of December 31, 2000 was 8% for 2001, after which it remains constant.  The Canadian plan assumed a 2001 health care trend of 10% decreasing each successive year until it reaches 6% in 2005.  Increasing the assumed health care trend by one percentage point in each year would increase the combined accumulated postretirement benefit obligation as of December 31, 2000 by $15.7 million and the aggregate of the combined interest cost and service cost components of the net periodic benefit cost for 2000 by $2.7 million.  Decreasing the assumed health care trend by one percentage point in each year would decrease the combined accumulated postretirement benefit obligation as of December 31, 2000 by $12.0 million and the aggregate of the combined interest cost and service cost components of the net benefit periodic cost for 2000 by $2.0 million.

The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%.  The Company makes a matching contribution of $1.00 for every dollar of the basic employee contribution made during the year and not withdrawn.  The Company may also make a discretionary profit sharing contribution on the basic employee contribution.  Contribution expense for the Company was $21,881,000, $18,418,000, and $17,178,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

12.      Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Years Ended December 31,
(In Thousands)	2000	1999	1998
Cash paid for:
Interest	$619,568	$498,006	$477,117
Income taxes	87,017	191,045	95,955

13.      Concentrations of Credit Risk.

The Company and its subsidiaries are primarily engaged in the consumer and automobile finance business.  The average balance outstanding with any individual customer is not significant.  At December 31, 2000, the Company had 1,138 consumer and automobile finance offices in 47 states, Guam, Saipan, Puerto Rico, and all ten Canadian provinces compared with 1,108 consumer and automobile finance offices in 46 states, Guam, Saipan, Puerto Rico, and all ten Canadian provinces at December 31, 1999.  Credit cards are issued by Wells Fargo Financial Bank to customers located nationwide.  Wells Fargo Financial National Bank issues private label and dual-line Co-Branded credit cards nationwide.

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

14.      Segment Information.

The Company has three reportable segments: U.S. consumer finance, Canadian consumer finance, and automobile finance.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 789 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 158 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 191 branches in 34 states and Puerto Rico.  Results from insurance operations are included in the appropriate segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1).  The Company accounts for intersegment sales and transfers as if the sales or transfer were to third parties, that is, at current market prices.

Selected financial information for each segment is shown below:

(In Thousands)	U.S.	Canadian
	Consumer	Consumer	Automobile
	Finance	Finance	Finance	Other*	Eliminations	Total
2000:
Finance charges and interest	$1,120,852	$247,863	$413,929	$113,431		$1,896,075
Interest expense	392,053	53,678	126,958	66,755		639,444
Total income	1,369,397	281,198	430,280	152,609		2,233,484
Income tax expense	92,647	15,703	28,572	1,912		138,834
Net income	160,410	29,325	48,253	3,066		241,054
Total assets	8,075,630	1,213,267	3,368,084	919,767		13,576,748

1999:
Finance charges and interest	$920,551	$237,883	$390,410	$88,597		$1,637,441
Interest expense	316,100	47,375	110,750	45,838		520,063
Intersegment income				43,281	(43,281)
Total income	1,164,706	263,541	408,828	390,470	(43,281)	2,184,264
Income tax expense	81,581	17,718	26,378	23,513		149,190
Net income	146,700	32,186	45,431	41,044		265,361
Total assets	6,776,226	1,162,366	2,438,864	905,957		11,283,413

	U.S.	Canadian
	Consumer	Consumer	Automobile
	Finance	Finance	Finance	Other*	Eliminations	Total
1998:
Finance charges and interest	$898,426	$201,163	$327,623	$71,480		$1,498,692
Interest expense	318,023	46,072	90,825	30,864		485,784
Intersegment income				49,384	(49,384)
Total income	1,157,508	221,419	343,004	333,218	(49,384)	2,005,765
Income tax expense	74,917	9,360	8,776	28,615		121,668
Net income	158,641	17,409	12,430	50,124		238,604
Total assets	6,484,291	1,042,515	2,182,446	806,955		10,516,207

*	Information from other segments below the quantitative threshold are attributable to information services operations, miscellaneous insurance companies, collection services, operations in Argentina, and commercial finance operations, including rediscounting.

The following information is shown by geographic area:

(In Thousands)			All Other
	United States	Canada	Countries	Total
2000:
Total income	$1,903,168	$281,198	$49,118	$2,233,484
Total net income	197,837	29,325	13,892	241,054
Total long-lived assets	55,009	6,773	1,869	63,651
Total assets	12,141,699	1,213,267	221,782	13,576,748

1999:
Total income	1,878,306	263,541	42,417	2,184,264
Total net income (loss)	234,660	32,186	(1,485)	265,361
Total long-lived assets	59,633	8,148	1,593	69,374
Total assets	9,935,576	1,162,366	185,471	11,283,413

1998:
Total income	1,746,038	221,419	38,308	2,005,765
Total net income	212,770	17,409	8,425	238,604
Total long-lived assets	178,432	7,914	1,349	187,695
Total assets	9,304,860	1,042,515	168,832	10,516,207

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

Finance Receivables and Notes Receivable - Affiliates.  The interest rates on the receivables outstanding at December 31, 2000 and 1999, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  As a result, the carrying value is a reasonable estimate of fair value.

Accrued Interest Receivable.  The carrying amounts of accrued interest receivable approximate their fair values.

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

Long-term Debt.  Based on quoted market rates for the same or similar issues of debt or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $7,262,791,000 as of December 31, 2000 and $5,806,027,000 as of December 31, 1999.

16.      Related Parties.

Notes receivable - affiliates were $505,386,000 and $487,822,000 at December 31, 2000 and 1999, respectively.  Notes receivable - affiliates include a combination of short-term and long-term notes receivable.  At December 31, 2000, Wells Fargo Financial, Inc. had loans of $381 million to an affiliate, Island Finance Puerto Rico, Inc. The loans have a weighted average interest rate of 9.00% and mature in 2002 and 2006.  The remainder of notes outstanding at December 31, 2000 and 1999, earn interest at rates that approximate the cost of borrowings of the Company.

Income from affiliates was $45,328,000; $48,783,000; and $63,228,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Wells Fargo Financial Information Services, Inc. (“WFFISI”) provides information services to the Company.  On December 15, 1999 the business of WFFISI was transferred from the Company to the Parent at net book value for cash.  Fees paid to WFFISI in 2000 were $37,381,000.

Management fees paid to Wells Fargo were $10,154,000; $6,027,000; and $7,143,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements, Concluded

17.      Legal Actions.

Wells Fargo Financial is a defendant in various matters of litigation generally incidental to its business.  Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the financial position and results of operations of the Company and its subsidiaries.

18.      Selected Quarterly Financial Data (Unaudited).

Selected quarterly financial data for 2000 and 1999 were as follows:

	Net	Interest	Provision
	Total	and Debt	for Credit
(In Thousands)	Income	Expense	Losses	Income
March 31, 2000	525,113	143,545	77,359	54,137
June 30, 2000	527,051	152,254	72,584	57,130
September 30, 2000	582,945	170,268	102,154	62,235
December 31, 2000	598,375	173,377	106,211	67,552

March 31, 1999	485,595	124,863	68,082	59,763
June 30, 1999	581,923	125,745	58,801	71,664
September 30, 1999	580,518	131,012	69,728	69,627
December 31, 1999	536,228	138,443	75,525	64,307

19.      Subsequent Event (Unaudited).

In December 2000, the Company announced an agreement to acquire substantially all of the assets and assume certain liabilities of Conseco Finance Vendor Services Corporation, a leasing company based in Paramus, New Jersey.  The acquisition is to be accounted for as a purchase and closed on January 31, 2001.  Conseco Finance Vendor Services Corporation had lease receivables outstanding of approximately $825 million and had another $135 million of lease receivables under management at the acquisition date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 5, 1999, upon the recommendation of the management of Wells Fargo, the Board of Directors of the Company dismissed the Company’s auditors, Deloitte & Touche LLP (“Deloitte”), subject to completion of the Company’s and related entities’ audits for the year ended December 31, 1998, and approved the selection of KPMG LLP, as the Company’s independent accountants for the year ending December 31, 1999.

Deloitte served as the Company’s independent accountants for the years ended December 31, 1996, 1997 and 1998.  Deloitte issued an unqualified opinion on the Company’s consolidated financial statements as of and for the years ended December 31, 1996, 1997 and 1998.  Prior to the November 2, 1998 merger of the former Wells Fargo & Company into a wholly-owned subsidiary of Norwest Corporation, KPMG LLP audited the financial statements of both Norwest Corporation and the former Wells Fargo & Company and since consummation of the merger has been the auditor of Wells Fargo.  For additional information on the Company’s changes in auditors, please see the Company’s Current Report on Form 8-K dated March 9, 1999.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted in accordance with General Instruction I (2) (c).

Item 13.  Certain Relationships and Related Transactions.

Omitted in accordance with General Instruction I (2) (c).

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

(1)   Financial Statements:

a.	Consolidated balance sheets as of December 31, 2000 and 1999.
b.	Consolidated statements of income for the years ended December 31, 2000, 1999, and 1998.
c.	Consolidated statements of comprehensive income for the years ended December 31, 2000, 1999, and 1998.
d.	Consolidated statements of cash flows for the years ended December 31, 2000, 1999, and 1998.
e.	Consolidated statements of stockholder’s equity for the years ended December 31, 2000, 1999 and 1998.

(2)   Financial Statement Schedules:

All schedules are omitted because they are not applicable or the information is given in consolidated financial statements or notes thereto.

(3)   Exhibits:

3(a)	Articles of Incorporation of the Company (Exhibit 3(a) of the Company’s Form 10-K Annual Report for 1983, which is hereby incorporated by reference).
3(b)	By-laws of the Company (Exhibit 3(b) of the Company’s Form 10-K Annual Report for 1983, which is hereby incorporated by reference).
4(a)	Conformed copy of Indenture dated as of May 1, 1986, between the Company and The Chase Manhattan Bank (National Association), Trustee (Exhibit 4(o) of the Company’s Form 10-K Annual Report for 1986, which is hereby incorporated by reference).

4(b)	Conformed copy of Indenture dated as of May 1, 1986, between the Company and Harris Trust and Savings Bank, Trustee (Exhibit 4(p) of the Company’s Form 10-K Annual Report for 1986, which is hereby incorporated by reference).

4(c)	Copy of Norwest Financial, Inc. Standard Multiple-Series Indenture Provisions dated May 1, 1986, (Exhibit 4(q) of the Company’s Form 10-K Annual Report for 1986, which is hereby incorporated by reference).

4(d)	Conformed copy of First Supplemental Indenture dated as of February 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee (Exhibit 4.3 of the Company’s Form 8-K Current Report dated February 25, 1991, which is hereby incorporated by reference).

4(e)	Conformed copy of First Supplemental Indenture dated as of February 15, 1991, between the Company and Harris Trust and Savings Bank, Trustee (Exhibit 4.4 of the Company’s Form 8-K Current Report dated February 25, 1991, which is hereby incorporated by reference).

4(f)	Conformed copy of Indenture dated as of November 1, 1991, between the Company and The First National Bank of Chicago, Trustee (Exhibit 2(a) of the Company’s Form 8-A Registration Statement dated May 24, 1993, which is hereby incorporated by reference).

*(12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.
*(23.1)	Consent of KPMG LLP.
*(23.2)	Consent of Deloitte & Touche LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2001.

WELLS FARGO FINANCIAL, INC.

By \s\ Dennis E. Young
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 15th day of March, 2001.

\s\ Daniel W. Porter
Daniel W. Porter
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
\s\ Thomas P. Shippee
Thomas P. Shippee
President and Chief Operating
Officer, and Director
\s\ Patricia J. McFarland
Patricia J. McFarland
Senior Vice President, General Counsel and
Secretary, and Director

Stanley S. Stroup
Director
\s\ Dennis E. Young
Dennis E. Young
Executive Vice President and Chief Financial
Officer, and Director
(Principal Financial Officer)
\s\ Eric Torkelson
Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	PAGE NO.
12	Computation of ratios of earnings	Electronic
	to fixed charges for the years ended	Transmission
December 31, 2000, 1999, 1998,
1997 and 1996.
23.1	Consent of KPMG LLP.	Electronic
Transmission
23.2	Consent of Deloitte & Touche LLP.	Electronic
Transmission