Form 10-Q
period 2001-03-31
WELLS FARGO FINANCIAL INC
filed 2001-05-11
CIK 708481

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended     March 31, 2001               Commission file number     2-80466

Wells Fargo Financial, Inc.
(Exact name of registrant as specified in its charter)

Iowa	42 1186565
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

206 Eighth Street, Des Moines, Iowa	50309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(515) 243-2131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes            ☒         No        ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock (without par value):  1,000 shares outstanding as of May 11,  2001.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	March 31, 2001	December 31, 2000
Assets

Cash and cash equivalents	$232,068	$205,036

Securities available-for-sale	1,283,545	1,215,135

Finance receivables	12,243,490	11,417,862

Less allowance for credit losses	503,074	462,555

Finance receivables - net	11,740,416	10,955,307

Notes receivable - affiliates	662,851	505,386

Property and equipment (at cost, less accumulated depreciation of $143,170 for 2001 and $148,042 for 2000)	64,883	63,651

Deferred income taxes	104,104	111,262

Other assets	600,769	520,971

Total assets	$14,688,636	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	March 31,	December 31,
Liabilities and
Stockholder’s Equity	2001	2000
Loans payable - short-term:
Commercial paper	$3,271,645	$2,973,508
Affiliates	320,189	99,379
Other	153,894	709,988
Unearned insurance premiums and commissions	140,275	139,476
Insurance claims and policy reserves	35,158	34,978
Accrued interest payable	120,662	121,007
Other payables to affiliates	36,701	48,761
Other liabilities	463,970	370,363
Long-term debt:
Senior	7,594,704	6,968,803
Affiliate	500,000	255,870

Total liabilities	12,637,198	11,722,133

Stockholder’s equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	442,302	312,302
Retained earnings	1,600,945	1,540,902
Accumulated other comprehensive income (loss), net of income taxes	4,336	(2,444)
Total stockholder’s equity	2,051,438	1,854,615
Total liabilities and stockholder’s equity	$14,688,636	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,

	2001	2000
Income:
Finance charges and interest	$542,833	$448,992

Insurance premiums and commissions	30,340	25,648

Other income	64,253	50,473

Total income	637,426	525,113

Expenses:

Operating expenses	225,239	205,165

Interest and debt expense	189,764	143,545

Provision for credit losses	108,435	77,359

Insurance losses and loss expenses	11,264	13,311

Total expenses	534,702	439,380

Income before income taxes	102,724	85,733

Income taxes	37,922	31,596

Net income	$64,802	$54,137

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,

	2001	2000

Net income	$64,802	$54,137

Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	16,206	(7,511)
Reclassification adjustment for net gains included in net income	(2,110)	(2,373)

	14,096	(9,884)
Foreign currency translation adjustment	(2,432)	(183)

Other comprehensive income (loss) before income taxes	11,664	(10,067)

Income tax expense (benefit) related to unrealized gains (losses) on securities available-for-sale	4,884	(3,367)

Other comprehensive income (loss), net of income taxes	6,780	(6,700)

Comprehensive income	$71,582	$47,437

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,

	2001	2000

Cash flows from operating activities:
Net income	$64,802	$54,137
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	108,435	77,359
Depreciation and amortization	13,053	12,801
Deferred income taxes	3,721	(1,928)
Other assets	35,456	(18,921)
Unearned insurance premiums and commissions	799	(1,486)
Insurance claims and policy reserves	180	640
Accrued interest payable	(345)	(2,980)
Other payables to affiliates	(12,060)	45,957
Other liabilities	7,969	(55,810)

Net cash provided by operating activities	222,010	109,769
Cash flows from investing activities:
Finance receivables:
Principal collected	2,264,657	2,039,323
Receivables originated or purchased	(2,372,766)	(2,197,710)
Proceeds from sales of securities	93,161	37,063
Proceeds from maturities of securities	43,018	32,988
Purchases of securities	(193,620)	(62,513)
Net additions to property and equipment	(4,714)	(3,655)
Net increase in notes receivable – affiliates, net of effect of contributed subsidiaries	(157,465)	(18,829)
Cash and cash equivalents of contributed subsidiaries received and subsidiary transferred	(1,567)	477
Net cash used for acquisition	(324,573)
Other	(50,067)	57,502

Net cash used by investing activities	(703,936)	(115,354)

Cash flows from financing activities:
Net decrease in loans payable – short term	(37,147)	(400,683)
Proceeds from issuance of long term debt:
Senior	581,364	68,989
Affiliate	244,130	500,000
Repayment of senior long-term debt	(409,389)	(186,545)
Capital contribution by parent	130,000
Dividend paid		(45,000)

Net cash provided (used) by financing activities	508,958	(63,239)

Net increase (decrease) in cash and cash equivalents	27,032	(68,824)

Cash and cash equivalents beginning of period	205,036	178,970

Cash and cash equivalents end of period	$232,068	$110,146

See accompanying notes to consolidated financial statements

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder’s Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total

Balance, December 31, 1999	$3,855	$196,697	$1,407,743	$(9,575)	$(11,156)	$1,587,564

Comprehensive income (loss):
Net income			54,137			54,137
Other				(183)	(6,517)	(6,700)

Contributed subsidiaries		12,427	(11,168)			1,259

Dividends			(45,000)			(45,000)

Balance, March 31, 2000	$3,855	$209,124	$1,405,712	$(9,758)	$(17,673)	$1,591,260

Balance, December 31, 2000	$3,855	$312,302	$1,540,902	$(11,220)	$8,776	$1,854,615
Comprehensive income (loss):
Net income			64,802			64,802
Other				(2,432)	9,212	6,780

Capital contribution from parent		130,000				130,000

Transfer of subsidiary			(4,759)			(4,759)

Balance, March 31, 2001	$3,855	$442,302	$1,600,945	$(13,652)	$17,988	$2,051,438

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the accounting policies set forth in Wells Fargo Financial, Inc.’s 2000 Annual Report on Form 10-K, except as described in note 8, and should be read in conjunction with the Notes to Consolidated Financial Statements therein.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

1.          Principles of Consolidation.

The consolidated financial statements include the accounts of Wells Fargo Financial, Inc. (the “Company”) and subsidiaries (collectively, “Wells Fargo Financial”).  Intercompany accounts and transactions are eliminated.  The Company is a wholly-owned subsidiary of Wells Fargo Financial Services, Inc. (the “Parent”) which is a wholly-owned subsidiary of Wells Fargo & Company (“Wells Fargo”).

2.          Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  Approximately $1,053 million of consolidated stockholder’s equity was unrestricted at March 31, 2001.

3.          Other Income.

Income from affiliates was $11.4 million and $8.7 million for the three months ended March 31, 2001 and 2000, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $19.0 million and $19.9 million for the three months ended March 31, 2001 and 2000, respectively.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

4.          Finance Receivables.

Finance receivables are as follows:

	March 31,	December 31,

(In Thousands)	2001	2000

United States consumer finance:
Loans secured by real estate	$2,676,229	$2,507,419
Consumer loans	1,375,377	1,460,746

Total loans	4,051,606	3,968,165

Sales finance contracts	1,229,724	1,295,147
Credit cards	1,123,152	1,148,486

Total United States consumer finance	6,404,482	6,411,798

Canadian consumer finance:
Loans secured by real estate	83,233	85,000
Consumer loans	429,926	452,581

Total loans	513,159	537,581

Sales finance contracts	444,339	497,379
Credit cards	20,773	21,298

Total Canadian consumer finance	978,271	1,056,258

Automobile finance	3,132,731	3,078,026

Leasing	1,285,030	442,665

Other	442,976	429,115

Total finance receivables	$12,243,490	$11,417,862

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

5.          Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Three Months Ended March 31,

(In Thousands)	2001	2000

Allowance for credit losses beginning of period	$462,555	$367,712

Provision for credit losses charged to expense	108,435	77,359

Write-offs	(127,519)	(88,525)

Recoveries	20,028	15,589

Allowance related to businesses contributed or acquired	39,575	9,843

Allowance for credit losses end of period	$503,074	$381,978

6.          Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Three Months Ended March 31,

(In Thousands)	2001	2000

Cash paid for:
Interest	$184,928	$159,977
Income taxes	40,423	4,310

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

7.          Segment Information.

The Company has four reportable segments: U.S. consumer finance, Canadian consumer finance, automobile finance, and leasing.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 787 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 160 consumer finance branches in the 10 provinces. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 190 branches in 34 states and Puerto Rico.  Leasing operations specialize in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:

(In Thousands)
	U.S. Consumer Finance		Canadian Consumer Finance		Automobile Finance		Leasing		Other*		Total
Three Months Ended March 31,:
	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000
Finance charges and interest	$304,082	$257,810	$60,926	$61,373	$129,920	$101,722	$32,021	$12,828	$15,884	$15,259	$542,833	$448,992
Total income	370,589	315,294	67,427	67,890	137,334	106,284	37,210	14,006	24,866	21,639	637,426	525,113
Net income	31,799	38,313	10,308	6,796	11,444	9,855	8,183	2,697	3,068	(3,524)	64,802	54,137
Total assets	8,248,182	6,956,338	1,066,770	1,173,168	3,403,378	2,381,988	1,394,597	372,834	575,709	554,672	14,688,636	11,439,000

*	Information from other segments below the quantitative threshold are attributable to miscellaneous insurance companies, collection services, operations in Argentina and commercial finance operations including rediscounting. Subsidiaries engaged in multiple peril crop insurance were transferred to another subsidiary of Wells Fargo effective June 1, 2000.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

8.          Recent Accounting Standards.

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

In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title).  FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125’s provisions.  The collateral and disclosure provisions of FAS 140 were effective for year-end 2000 financial statements.  The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; the Company has determined the revised provisions will not have a material impact on the financial statements.

9.          Business Combinations.

Effective January 31, 2001, the Company acquired substantially all of the assets and assumed certain liabilities of Conseco Finance Vendor Services Corporation, a leasing company based in Paramus, New Jersey.  The acquisition was accounted for as a purchase.  The assets and liabilities acquired were recorded at fair value, and the Company’s financial statements contain only the results of operations since the acquisition date.  Conseco Finance Vendor Services Corporation had lease receivables outstanding of $825 million and had another $135 million of lease receivables under management at the time of acquisition.

WELLS FARGO FINANCIAL, INC.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

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

Wells Fargo Financial’s net income for the first three months of 2001 was $64.8 million compared with $54.1 million for the first three months of 2000.  Net income in the first quarter of 2000 included a $4.4 million loss incurred by subsidiaries engaged in multiple peril crop insurance business.  On June 1, 2000 these subsidiaries were transferred to another affiliate of Wells Fargo & Company.  Excluding these operations, net income increased to $64.8 million for the first three months of 2001 compared with $58.5 million in the first three months of 2000.

Well’s Fargo Financial’s total income (revenue) increased 21% for the first three months ($637.4 million in the first three months of 2001 compared with $525.1 million in the first three months of 2000).

Income from finance charges and interest increased 21% for the first three months ($542.8 million in the first three months of 2001 compared with $449.0 million in the first three months of 2000).  Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.

	Three Months Ended March 31,
Increase in average finance receivables outstanding:
	2001	2000

U.S. consumer finance	20%	15%
Canadian consumer finance	4	8
Automobile finance	43	7
Leasing	159	2
Other	24	47
Total	29	12

Rate of charge on finance receivables:	2001	2000

U.S. consumer finance	18.78%	19.04%
Canadian consumer finance	23.53	24.48
Automobile finance	16.76	18.76
Leasing	12.81	13.32
Other	14.84	18.26
Total	18.03	19.29

The increases in income from finance charges and interest were due predominantly to growth in average receivables outstanding.  Growth in average receivables for U.S. consumer finance & Canadian consumer finance were due to the purchase of $400 million in credit card receivables on June 30, 2000 and due to regular business activity.  Growth in average receivables for automobile finance was due primarily to the purchase of Flagship Credit Corporation on December 20, 2000.  The average receivable growth in leasing receivables was due primarily to the purchase of Conseco Finance Vendor Service Corporation on January 31, 2001.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.  The decline in the earned rate of charge for automobile finance was predominately due to the change in portfolio mix as a result of the Flagship purchase.  The decline in the earned rate of charge for other finance receivables occurred due to the change in portfolio mix occurring due to the growth of rediscounting operations.

Other income increased 27% ($64.3 million in the first three months of 2001 compared with $50.5 million in the first three months of 2000).  The increase in other income was due predominantly to additional fee income originating from the companies acquired in the past year.

Operating expenses increased 10% ($225.2 million in the first three months of 2001 compared with $205.2 million in the first three months of 2000).  The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion and acquisitions.

Interest and debt expense increased 32% ($189.8 million in the first three months of 2001 compared with $143.5 million in the first three months of 2000).  Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.  Average total outstanding borrowings in the first three months of 2001 increased 29% from the first three months of 2000.

	Three Months Ended March 31,
Costs of funds:	2001	2000

Short-term	6.11%	6.15%
Long-term	6.66	6.50
Total	6.49	6.40

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and notes receivable - affiliates increased 30% from the first three months of 2000.

Provision for credit losses increased 40% ($108.4 million in the first three months of 2001 compared with $77.4 million in the first three months of 2000) due to growth of average receivables outstanding.  Net write-offs increased 47% in the first three months of 2001.  The increase was due primarily to higher write-offs in the Company’s U.S. consumer finance portfolio and due to increased write-offs in the Company’s leasing portfolio (see following table.)  This increase was partially offset by improvements in the automobile finance business and the Company’s private label credit card business in Canada.

	Three Months Ended March 31,

Net write-offs, not annualized, as a percentage of average net receivables outstanding:	2001	2000

U.S. consumer finance	1.02%	.62%
Canadian consumer finance	1.02	1.42
Automobile finance	.75	.97
Leasing	.58	.23
Other	.32	.95
Total	.89	.78

During 2001, the provision for credit losses exceeded net write-offs by $1 million.  At March 31, 2001, the Company had an allowance for credit losses of $503.1 million (4.11% of receivables) compared with $462.6 million (4.05% of receivables) at December 31, 2000.  There were no material changes in estimation methods and assumptions during 2001 and 2000.  Non-accrual finance receivables were $65.7 million at March 31, 2001 compared with $58.0 million at December 31, 2000.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $161.1 million at March 31, 2001 compared with $159.9 million at December 31, 2000.  Management believes the allowance for credit losses at March 31, 2001, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

Income taxes increased 20% ($37.9 million in the first three months of 2001 compared with $31.6 million in the first three months of 2000).  Income before income taxes increased 20% ($102.7 million in the first three months of 2001 compared with $85.7 million in the first three months of 2000.)  The effective tax rate was 36.9% for the first three months of 2001 and for the first three months of 2000.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At March 31, 2001, lines of credit and revolving credit agreements totaling $2,354 million were being maintained at 19 domestic and international banks; the entire amount was available on that date.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings.  At March 31, 2001, federal funds availability at the two banks was $794 million.

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

PART II.  OTHER INFORMATION

WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

Three Months Ended March 31, 2001	Years Ended December 31,
	2000	1999	1998	1997	1996

1.53	1.58	1.78	1.72	2.00	2.11

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges.  Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the three months ended March 31, 2001.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.

Date: May 11, 2001

By /s/ Eric Torkelson
Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)