Form 10-Q
period 2001-06-30
WELLS FARGO FINANCIAL INC
filed 2001-08-10
CIK 708481

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	June 30, 2001	Commission file number	2-80466

Wells Fargo Financial, Inc.

(Exact name of registrant as specified in its charter)

Iowa	42 1186565

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Eighth Street, Des Moines, Iowa	50309

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(515) 243-2131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒              No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock (without par value):  1,000 shares outstanding as of August 10,  2001.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	June 30,	December 31,

Assets	2001	2000

Cash and cash equivalents	$246,982	$205,036
Securities available-for-sale	1,289,492	1,215,135
Finance receivables	12,578,460	11,417,862
Less allowance for credit losses	509,850	462,555

Finance receivables – net	12,068,610	10,955,307

Notes receivable – affiliates	474,958	505,386
Property and equipment (at cost, less
accumulated depreciation of $145,947
for 2001 and $148,042 for 2000)	69,342	63,651
Deferred income taxes	114,159	111,262
Other assets	583,285	520,971

Total assets	$14,846,828	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	June 30,	December 31,

	2001	2000

Liabilities and Stockholder’s Equity
Loans payable - short-term:
Commercial paper	$3,376,262	$2,973,508
Affiliates		99,379
Other	138,833	709,988
Unearned insurance premiums and commissions	139,856	139,476
Insurance claims and policy reserves	34,913	34,978
Accrued interest payable	129,164	121,007
Other payables to affiliates	40,385	48,761
Other liabilities	408,791	370,363
Long-term debt:
Senior	8,021,735	6,968,803
Affiliate	500,000	255,870

Total liabilities	12,789,939	11,722,133

Stockholder’s equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	442,302	312,302
Retained earnings	1,605,724	1,540,902
Accumulated other comprehensive income (loss), net of income taxes	5,008	(2,444)

Total stockholder’s equity	2,056,889	1,854,615

Total liabilities and stockholder’s equity	$14,846,828	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Income:
Finance charges and interest	$548,612	$452,664	$1,091,445	$901,656
Insurance premiums and commissions	29,984	26,537	60,324	52,185
Other income	66,901	47,850	131,154	98,323

Total income	645,497	527,051	1,282,923	1,052,164

Expenses:
Operating expenses	231,828	200,133	457,067	405,298
Interest and debt expense	178,925	152,254	368,689	295,799
Provision for credit losses	120,606	72,584	229,041	149,943
Insurance losses and loss expenses	9,884	11,384	21,148	24,695

Total expenses	541,243	436,355	1,075,945	875,735

Income before income taxes	104,254	90,696	206,978	176,429
Income taxes	39,475	33,566	77,397	65,162

Net income	$64,779	$57,130	$129,581	$111,267

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net income	$64,779	$57,130	$129,581	$111,267
Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(3,148)	(1,863)	13,058	(9,374)
Reclassification adjustment for net (gains) losses included in net income	840	1,075	(1,270)	(1,298)

	(2,308)	(788)	11,788	(10,672)
Foreign currency translation adjustment	2,101	(924)	(331)	(1,107)

Other comprehensive income (loss) before income taxes	(207)	(1,712)	11,457	(11,779)
Income tax (benefit) expense related to unrealized gains (losses) on securities available-for-sale	(879)	(302)	4,005	(3,669)

Other comprehensive income (loss), net of income taxes	672	(1,410)	7,452	(8,110)

Comprehensive income	$65,451	$55,720	$137,033	$103,157

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net income	$129,581	$111,267
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	229,041	149,943
Depreciation and amortization	26,660	24,980
Deferred income taxes	3,892	(8,956)
Other assets	43,645	(8,488)
Unearned insurance premiums and commissions	380	2,295
Insurance claims and policy reserves	(65)	1,180
Accrued interest payable	8,157	2,723
Other payables to affiliates	(8,376)	90,136
Other liabilities	(47,210)	(21,927)

Net cash provided by operating activities	385,705	343,153

Cash flows from investing activities:
Finance receivables:
Principal collected	4,697,127	3,670,810
Receivables originated or purchased	(5,254,036)	(4,526,337)
Proceeds from sales of securities	189,726	58,076
Proceeds from maturities of securities	71,884	62,952
Purchases of securities	(326,154)	(98,906)
Net additions to property and equipment	(12,970)	(6,258)
Net decrease in notes receivable – affiliates, net of effect of contributed subsidiaries	30,428	33,673
Cash and cash equivalents of contributed subsidiaries received and subsidiary transferred	(1,567)	(6)
Net cash used for acquisition	(324,573)
Other	(28,963)	53,001

Net cash used by investing activities	(959,098)	(752,995)

Cash flows from financing activities:
Net decrease in loans payable – short term	(267,780)	(248,356)
Proceeds from issuance of long term debt:
Senior	1,081,364	685,886
Affiliate	244,130	500,000
Repayment of senior long-term debt	(512,375)	(497,999)
Capital contribution by parent	130,000
Dividends paid	(60,000)	(45,000)

Net cash provided by financing activities	615,339	394,531

Net increase (decrease) in cash and cash equivalents	41,946	(15,311)

Cash and cash equivalents beginning of period	205,036	178,970

Cash and cash equivalents end of period	$246,982	$163,659

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder’s Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total

Balance, December 31, 1999	$3,855	$196,697	$1,407,743	$(9,575)	$(11,156)	$1,587,564
Comprehensive income (loss):
Net income			111,267			111,267
Other				(1,107)	(7,003)	(8,110)
Contributed subsidiaries		12,427	(11,168)			1,259
Transfer of subsidiary			(60,171)		3,095	(57,076)
Dividends			(45,000)			(45,000)

Balance, June 30, 2000	$3,855	$209,124	$1,402,671	$(10,682)	$(15,064)	$1,589,904

Balance, December 31, 2000	$3,855	$312,302	$1,540,902	$(11,220)	$8,776	$1,854,615
Comprehensive income (loss):
Net income			129,581			129,581
Other				(331)	7,783	7,452
Capital contribution from parent		130,000				130,000
Dividends			(60,000)			(60,000)
Transfer of subsidiary			(4,759)			(4,759)

Balance, June 30, 2001	$3,855	$442,302	$1,605,724	$(11,551)	$16,559	$2,056,889

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

2.          Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  Approximately $1,059 million of consolidated stockholder’s equity was unrestricted at June 30, 2001.

3.          Other Income.

Income from affiliates was $8.5 million and $9.9 million for the quarters ended June 30, 2001 and 2000, respectively, and $19.9 million and $18.6 million for the six months ended June 30, 2001 and 2000, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $20.1 million and $18.7 million for the quarters ended June 30, 2001 and 2000, and $39.1 million and $38.6 million for the six months ended June 30, 2001 and 2000 respectively.

4.          Finance Receivables.

Finance receivables are as follows:

	June 30,	December 31,

(In Thousands)	2001	2000

United States consumer finance:
Loans secured by real estate	$2,751,978	$2,507,419
Consumer loans	1,382,069	1,460,746

Total loans	4,134,047	3,968,165
Sales finance contracts	1,215,962	1,295,147
Credit cards	1,128,583	1,148,486

Total United States consumer finance	6,478,592	6,411,798

Canadian consumer finance:
Loans secured by real estate	89,302	85,000
Consumer loans	461,786	452,581

Total loans	551,088	537,581
Sales finance contracts	486,698	497,379
Credit cards	23,434	21,298

Total Canadian consumer finance	1,061,220	1,056,258

Automobile finance	3,207,497	3,078,026
Leasing	1,271,292	442,665
Other	559,859	429,115

Total finance receivables	$12,578,460	$11,417,862

5.          Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,

(In Thousands)	2001	2000	2001	2000

Allowance for credit losses beginning of period	$503,074	$381,978	$462,555	$367,712
Provision for credit losses charged to expense	120,606	72,584	229,041	149,943
Write-offs	(132,909)	(79,103)	(260,428)	(167,628)
Recoveries	19,079	15,083	39,107	30,672
Allowance related to businesses contributed or acquired			39,575	9,843

Allowance for credit losses end of period	$509,850	$390,542	$509,850	$390,542

6.          Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Quarter Ended June 30,		Six Months Ended June 30,

(In Thousands)	2001	2000	2001	2000

Cash paid for:
Interest	$162,494	$146,627	$347,422	$306,604
Income taxes	26,204	18,457	66,627	22,767

7.          Segment Information.

The Company has four reportable segments: U.S. consumer finance, Canadian consumer finance, automobile finance, and leasing.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 785 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 162 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 187 branches in 34 states and Puerto Rico.  Leasing operations specialize in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:

(In Thousands)

	U.S. Consumer Finance		Canadian Consumer Finance		Automobile Finance		Leasing		Other*		Total

Quarter Ended June 30,:	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Finance charges and interest	$304,548	$260,124	$60,815	$61,726	$130,065	$102,479	$37,411	$12,761	$15,773	$15,574	$548,612	$452,664
Total income	369,737	315,365	67,940	68,703	138,133	106,517	45,037	13,967	24,650	22,499	645,497	527,051
Net income	32,360	35,635	9,408	4,862	15,311	13,794	6,440	2,475	1,260	364	64,779	57,130

Six Months Ended June 30,:
Finance charges and interest	$608,630	$517,934	$121,741	$123,099	$259,985	$204,201	$69,432	$25,589	$31,657	$30,833	$1,091,445	$901,656
Total income	740,326	630,659	135,367	136,593	275,467	212,801	82,247	27,973	49,516	44,138	1,282,923	1,052,164
Net income (loss)	64,159	73,948	19,716	11,658	26,755	23,649	14,623	5,172	4,328	(3,160)	129,581	111,267
Total assets	8,226,148	7,487,581	1,236,999	1,126,482	3,471,367	2,448,133	1,373,595	376,964	538,719	499,773	14,846,828	11,938,933

*	Information from other segments below the quantitative threshold are attributable to miscellaneous insurance companies, collection services, operations in Argentina and commercial finance operations including rediscounting. Subsidiaries engaged in multiple peril crop insurance were transferred to another subsidiary of Wells Fargo effective June 1, 2000.

8.          Recent Accounting Standards.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities.  In July 1999, the FASB issued FAS 137, Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date for implementation of FAS 133 to no later than January 1, 2001 for the Company’s financial statements.  In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS 133.  The Company implemented the statements on January 1, 2001 and there was no material impact on the Company’s financial statements as a result of the implementation.

In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title).  FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125’s provisions.  The collateral and disclosure provisions of FAS 140 were effective for year-end 2000 financial statements.  The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; the Company implemented the revised provisions when effective and there was no material impact on the financial statements.

In July 2001, FASB issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated.  FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001.  This guidance is similar to previous GAAP, however, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.

FAS 142, effective on July 1, 2001, eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  During a transition period goodwill associated with business combinations completed prior to July 1, 2001, will continue to be amortized through the income statement.  All goodwill amortization expense will cease effective January 1, 2002.  However, goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value-based test.  FAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.

Under FAS 142, the Company’s goodwill amortization expense (included in noninterest expense) will be approximately $9 million quarterly for the remainder of 2001.  The elimination of goodwill amortization effective January 1, 2002 is expected to reduce noninterest expense by approximately $38 million (pretax) and increase net income by approximately $26 million (after tax), for the year ended December 31, 2002, compared with 2001.

The initial goodwill impairment assessment is expected to be completed in early 2002; the Company cannot determine if a transition impairment charge will be recognized in 2002.

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

Wells Fargo Financial’s performance for the second quarter of 2001 closely paralleled performance for the first six months of 2001.  The discussion and analysis that follows, therefore, is limited to a discussion of the first six months as a whole and does not include a separate discussion of the second quarter unless otherwise noted.

Wells Fargo Financial’s net income for the first six months of 2001 was $129.6 million compared with $111.3 million for the first six months of 2000.  Net income in the first quarter of 2000 included a $7.1 million loss incurred by subsidiaries engaged in multiple peril crop insurance business.  On June 1, 2000 these subsidiaries were transferred to another affiliate of Wells Fargo & Company.  Excluding these operations, net income increased to $129.6 million for the first six months of 2001 compared with $118.4 million in the first six months of 2000.

Well’s Fargo Financial’s total income (revenue) increased 22% for the first six months ($1,282.9 million in the first six months of 2001 compared with $1,052.2 million in the first six months of 2000).

Income from finance charges and interest increased 21% for the first six months ($1,091.4 million in the first six months of 2001 compared with $901.7 million in the first six months of 2000).  Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 2001 increased 30% from the first six months of 2000; average U.S. consumer finance receivables outstanding increased 19%, average Canadian consumer finance receivables outstanding increased 1%, average automobile finance receivables outstanding increased 43%, average leasing finance receivables outstanding increased 192%, and average other finance receivables outstanding increased 23%.

Rate of charge on finance receivables:	2001	2000

U.S. consumer finance	18.87%	19.05%
Canadian consumer finance	23.84	24.38
Automobile finance	16.62	18.60
Leasing	12.20	13.18
Other	14.38	17.54
Total	17.92	19.22

The increases in income from finance charges and interest were due predominantly to growth in average receivables outstanding.  Growth in average receivables for U.S. consumer finance was due to the purchase of $400 million in credit card receivables on June 30, 2000 and due to regular business activity.  Growth in average receivables for automobile finance was due primarily to the purchase of Flagship Credit Corporation on December 20, 2000.  The average receivable growth in leasing receivables was due primarily to the purchase of Conseco Finance Vendor Service Corporation on January 31, 2001.  The majority of the increase in other average receivables was due to significant receivable growth of the rediscounting operations.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.  The decline in the earned rate of charge for automobile finance was predominantly due to the change in portfolio mix as a result of the Flagship purchase. The decline in the earned rate of charge for other finance receivables occurred due to the change in portfolio mix occurring due to the growth of rediscounting operations.

Other income increased 33% ($131.2 million in the first six months of 2001 compared with $98.3 million in the first six months of 2000).  The increase in other income was due predominantly to additional fee income originating from the companies acquired in the past year.

Operating expenses increased 13% ($457.1 million in the first six months of 2001 compared with $405.3 million in the first six months of 2000).  The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion and acquisitions.

Interest and debt expense increased 25% ($368.7 million in the first six months of 2001 compared with $295.8 million in the first six months of 2000).  Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.  Average total outstanding borrowings in the first six months of 2001 increased 28% from the first six months of 2000.

	Six Months Ended June 30,

Costs of funds:	2001	2000

Short-term	5.60%	6.27%
Long-term	6.54	6.56
Total	6.26	6.47

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and notes receivable - affiliates increased 29% from the first six months of 2000.

Provision for credit losses increased 53% ($229.0 million in the first six months of 2001 compared with $149.9 million in the first six months of 2000).  Net write-offs increased 62% in the first six months of 2001.  The increase was due primarily to higher write-offs in the Company’s U.S. consumer finance and leasing portfolios (see following table).  This increase was partially offset by improvements in the automobile finance business and the Company’s private label credit card business in Canada.

	Six Months Ended June 30,

Net write-offs, not annualized, as a percentage of average net receivables outstanding:	2001	2000

U.S. consumer finance	2.17%	1.25%
Canadian consumer finance	2.04	2.74
Automobile finance	1.35	1.56
Leasing	1.11	.46
Other	1.30	1.49
Total	1.82	1.46

Through June 30, 2001, the provision for credit losses exceeded net write-offs by $7.7 million.  At June 30, 2001, the Company had an allowance for credit losses of $509.9 million (4.05% of receivables) compared with $462.6 million (4.05% of receivables) at December 31, 2000.  There were no material changes in estimation methods and assumptions during 2001 and 2000.  Non-accrual finance receivables were $74.6 million at June 30, 2001 compared with $58.0 million at December 31, 2000.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $172.4 million at June 30, 2001 compared with $159.9 million at December 31, 2000.  Management believes the allowance for credit losses at June 30, 2001, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

Income taxes increased 19% ($77.4 million in the first six months of 2001 compared with $65.2 million in the first six months of 2000).  Income before income taxes increased 17% ($207.0 million in the first six months of 2001 compared with $176.4 million in the first six months of 2000.)  The effective tax rate was 37.4% for the first six months of 2001 and 36.9% for the first six months of 2000.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At June 30, 2001, lines of credit and revolving credit agreements totaling $2,364 million were being maintained at 19 domestic and international banks; the entire amount was available on that date.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings.  At June 30, 2001, federal funds availability at the two banks was $869 million.

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

PART II.  OTHER INFORMATION

WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

	Years Ended December 31,

Six Months Ended June 30, 2001	2000	1999	1998	1997	1996

1.55	1.58	1.78	1.72	2.00	2.11

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges.  Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)         Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the six months ended June 30, 2001.

(b)        Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.

Date: August 10, 2001

	By	/s/ Eric Torkelson

Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)