Form 10-Q
period 2001-09-30
WELLS FARGO FINANCIAL INC
filed 2001-11-09
CIK 708481

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

Commission file number 2-80466

Wells Fargo Financial, Inc.

(Exact name of registrant as specified in its charter)

Iowa	42-1186565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Eighth Street, Des Moines, Iowa	50309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (515) 243-2131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock (without par value):  1,000 shares outstanding as of November 8,  2001.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

Assets	September 30, 2001	December 31, 2000

Cash and cash equivalents	$226,092	$205,036

Securities available-for-sale	1,381,411	1,215,135

Finance receivables	13,055,743	11,417,862

Less allowance for credit losses	519,760	462,555

Finance receivables - net	12,535,983	10,955,307

Notes receivable - affiliates	565,949	505,386

Property and equipment (at cost, less accumulated depreciation of $145,199 for 2001 and $148,042 for 2000)	77,947	63,651

Deferred income taxes	114,566	111,262

Other assets	572,587	520,971

Total assets	$15,474,535	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

Liabilities and Stockholder’s Equity	September 30, 2001	December 31, 2000

Loans payable - short-term:
Commercial paper	$3,575,367	$2,973,508
Affiliates	295,688	99,379
Other	111,693	709,988
Unearned insurance premiums and commissions	135,767	139,476
Insurance claims and policy reserves	34,906	34,978
Accrued interest payable	131,196	121,007
Other payables to affiliates	80,236	48,761
Other liabilities	460,107	370,363
Long-term debt:
Senior	8,038,200	6,968,803
Affiliate	500,000	255,870

Total liabilities	13,363,160	11,722,133

Stockholder’s equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	442,302	312,302
Retained earnings	1,648,292	1,540,902
Accumulated other comprehensive income (loss), net of income taxes	16,926	(2,444)

Total stockholder’s equity	2,111,375	1,854,615

Total liabilities and stockholder’s equity	$15,474,535	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Income:

Finance charges and interest	$560,401	$493,046	$1,651,846	$1,394,702

Insurance premiums and commissions	31,003	31,596	91,327	83,781

Other income	74,831	58,303	205,985	156,626

Total income	666,235	582,945	1,949,158	1,635,109

Expenses:

Operating expenses	242,684	200,719	699,751	606,017

Interest and debt expense	171,072	170,268	539,761	466,067

Provision for credit losses	133,638	102,154	362,679	252,097

Insurance losses and loss expenses	11,369	11,572	32,517	36,267

Total expenses	558,763	484,713	1,634,708	1,360,448

Income before income taxes	107,472	98,232	314,450	274,661

Income taxes	39,904	35,997	117,301	101,159

Net income	$67,568	$62,235	$197,149	$173,502

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income	$67,568	$62,235	$197,149	$173,502

Other comprehensive income before income taxes: Unrealized gains on securities available-for-sale:
Unrealized gains arising during the period	23,832	14,992	36,890	5,618
Reclassification adjustment for net (gains) losses included in net income	(1,867)	2,246	(3,137)	948

	21,965	17,238	33,753	6,566

Foreign currency translation adjustment	(2,509)	(836)	(2,840)	(1,943)

Other comprehensive income before income taxes	19,456	16,402	30,913	4,623

Income tax expense related to unrealized gains on securities available-for-sale	7,538	5,896	11,543	2,227
Other comprehensive income, net of income taxes	11,918	10,506	19,370	2,396

Comprehensive income	$79,486	$72,741	$216,519	$175,898

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$197,149	$173,502
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	362,679	252,097
Depreciation and amortization	40,175	37,007
Deferred income taxes	13,523	(23,195)
Other assets	41,371	(16,774)
Unearned insurance premiums and commissions	(3,709)	1,531
Insurance claims and policy reserves	(72)	574
Accrued interest payable	10,189	19,621
Other payables to affiliates	31,475	121,139
Other liabilities	4,106	(38,852)

Net cash provided by operating activities	696,886	526,650

Cash flows from investing activities:
Finance receivables:
Principal collected	7,087,213	5,600,887
Receivables originated or purchased	(8,245,133)	(6,861,423)
Proceeds from sales of securities	267,253	127,150
Proceeds from maturities of securities	98,938	90,227
Purchases of securities	(499,033)	(238,211)
Net additions to property and equipment	(25,353)	(9,947)
Net (increase) decrease in notes receivable – affiliates, net of effect of contributed subsidiaries	(60,563)	64,579
Cash and cash equivalents of contributed subsidiaries received and subsidiary transferred	(1,567)	(5)
Net cash used for acquisitions	(324,573)	(26,987)
Other	(73,449)	48,824

Net cash used by investing activities	(1,776,267)	(1,204,906)

Cash flows from financing activities:
Net increase (decrease) in loans payable – short term	199,873	(117,042)
Proceeds from issuance of long term debt:
Senior	1,683,668	1,435,886
Affiliate	244,130	500,000
Repayment of senior long-term debt	(1,072,234)	(1,090,927)
Capital contribution by parent	130,000
Dividends paid	(85,000)	(45,000)

Net cash provided by financing activities	1,100,437	682,917

Net increase in cash and cash equivalents	21,056	4,661

Cash and cash equivalents beginning of period	205,036	178,970

Cash and cash equivalents end of period	$226,092	$183,631

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder’s Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total

Balance, December 31, 1999	$3,855	$196,697	$1,407,743	$(9,575)	$(11,156)	$1,587,564

Comprehensive income (loss):
Net income			173,502			173,502
Other				(1,943)	4,339	2,396

Contributed subsidiaries		12,427	(10,182)			2,245

Transfer of subsidiary			(60,171)		3,095	(57,076)

Dividends			(45,000)			(45,000)

Balance, September 30, 2000	$3,855	$209,124	$1,465,892	$(11,518)	$(3,722)	$1,663,631

Balance, December 31, 2000	$3,855	$312,302	$1,540,902	$(11,220)	$8,776	$1,854,615

Comprehensive income (loss):
Net income			197,149			197,149
Other				(2,840)	22,210	19,370

Capital contribution from parent		130,000				130,000

Dividends			(85,000)			(85,000)

Transfer of subsidiary			(4,759)			(4,759)

Balance, September 30, 2001	$3,855	$442,302	$1,648,292	$(14,060)	$30,986	$2,111,375

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

2.             Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  Approximately $1.1 billion of consolidated stockholder’s equity was unrestricted at September 30, 2001.

3.             Other Income.

Income from affiliates was $10.5 million and $9.5 million for the quarters ended September 30, 2001 and 2000, respectively, and $30.4 million and $28.1 million for the nine months ended September 30, 2001 and 2000, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $20.4 million and $18.9 million for the quarters ended September 30, 2001 and 2000, and $59.6 million and $57.5 million for the nine months ended September 30, 2001 and 2000 respectively.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

4.             Finance Receivables.

Finance receivables are as follows:

(In Thousands)	September 30, 2001	December 31, 2000

United States consumer finance:
Loans secured by real estate	$2,905,295	$2,507,419
Consumer loans	1,450,724	1,460,746

Total loans	4,356,019	3,968,165

Sales finance contracts	1,218,002	1,295,147
Credit cards	1,199,751	1,148,486

Total United States consumer finance	6,773,772	6,411,798

Canadian consumer finance:
Loans secured by real estate	88,199	85,000
Consumer loans	450,687	452,581

Total loans	538,886	537,581

Sales finance contracts	510,885	497,379
Credit cards	23,745	21,298

Total Canadian consumer finance	1,073,516	1,056,258

Automobile finance	3,302,316	3,078,026

Leasing	1,292,345	442,665

Other	613,794	429,115

Total finance receivables	$13,055,743	$11,417,862

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

5.             Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2001	2000	2001	2000

Allowance for credit losses beginning of period	$509,850	$390,542	$462,555	$367,712

Provision for credit losses charged to expense	133,638	102,154	362,679	252,097

Write-offs	(142,803)	(94,883)	(403,231)	(262,511)

Recoveries	19,075	13,402	58,182	44,074

Allowance related to businesses contributed or acquired		3,044	39,575	12,887

Allowance for credit losses end of period	$519,760	$414,259	$519,760	$414,259

6.             Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2001	2000	2001	2000

Cash paid for:
Interest	$188,717	$147,883	$536,139	$454,487
Income taxes	11,664	18,172	78,291	40,939

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

7.             Segment Information.

The Company has four reportable segments: U.S. consumer finance, Canadian consumer finance, automobile finance, and leasing.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 780 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 161 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 189 branches in 34 states and Puerto Rico.  Leasing operations specialize in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:

(In Thousands)

	U.S Consumer Finance		Canadian Consumer Finance		Automobile Finance		Leasing		Other*		Total
Quarter Ended September 30,:	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

Finance charges and interest	$309,938	$298,615	$62,633	$62,737	$133,235	$103,695	$37,977	$13,318	$16,618	$14,681	$560,401	$493,046
Total income	382,965	363,156	69,464	73,388	141,203	108,240	45,685	14,487	26,918	23,674	666,235	582,945
Net income	41,257	33,883	8,721	9,775	10,422	13,734	4,681	2,472	2,487	2,371	67,568	62,235

Nine Months Ended September 30,:
Finance charges and interest	$918,568	$816,549	$184,374	$185,836	$393,220	$307,896	$107,409	$38,907	$48,275	$45,514	$1,651,846	$1,394,702
Total income	1,123,291	993,815	204,831	209,981	416,670	321,041	127,932	42,460	76,434	67,812	1,949,158	1,635,109
Net income (loss)	105,416	107,831	28,437	21,433	37,177	37,383	19,304	7,644	6,815	(789)	197,149	173,502
Total assets	8,620,014	7,796,956	1,259,277	1,204,833	3,548,719	2,437,623	1,402,845	393,101	643,680	493,628	15,474,535	12,326,141

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

Under FAS 142, the Company’s goodwill amortization expense (included in noninterest expense) will be approximately $9 million quarterly for the remainder of 2001.  The elimination of goodwill amortization effective January 1, 2002 is expected to reduce noninterest expense by approximately $34 million (pretax) and increase net income by approximately $24 million (after tax), for the year ended December 31, 2002, compared with 2001.

The initial goodwill impairment assessment is expected to be completed in early 2002; the Company cannot yet determine if a transition impairment charge will be recognized in 2002.

WELLS FARGO FINANCIAL, INC.

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

Wells Fargo Financial’s performance for the third quarter of 2001 closely paralleled performance for the first nine months of 2001.  The discussion and analysis that follows, therefore, is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.

Wells Fargo Financial’s net income for the first nine months of 2001 was $197.1 million compared with $173.5 million for the first nine months of 2000.  Net income in 2000 included a $7.1 million loss incurred by subsidiaries engaged in multiple peril crop insurance business.  On June 1, 2000 these subsidiaries were transferred to another affiliate of Wells Fargo & Company.  Excluding these operations, net income increased to $197.1 million for the first nine months of 2001 compared with $180.6 million in the first nine months of 2000.

Well’s Fargo Financial’s total income (revenue) increased 19% for the first nine months ($1,949.2 million in the first nine months of 2001 compared with $1,635.1 million in the first nine months of 2000).

Income from finance charges and interest increased 18% for the first nine months ($1,651.8 million in the first nine months of 2001 compared with $1,394.7 million in the first nine months of 2000).  Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 2001 increased 28% from the first nine months of 2000; average U.S. consumer finance receivables outstanding increased 15%, average Canadian consumer finance receivables outstanding increased 2%, average automobile finance receivables outstanding increased 42%, average leasing finance receivables outstanding increased 202%, and average other finance receivables outstanding increased 32%.

Rate of charge on finance receivables:	2001	2000

U.S. consumer finance	18.89%	19.23%
Canadian consumer finance	23.72	24.44
Automobile finance	16.57	18.45
Leasing	12.07	13.23
Other	13.30	16.90
Total	17.83	19.26

WELLS FARGO FINANCIAL, INC.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

The increase in income from finance charges and interest was due to growth in average receivables outstanding.  Growth in average receivables for U.S. consumer finance was due to the purchase of $400 million in credit card receivables on June 30, 2000 and due to regular business activity.  Growth in average receivables for automobile finance was due primarily to the purchase of Flagship Credit Corporation on December 20, 2000.  The average receivable growth in leasing receivables was due primarily to the purchase of Conseco Finance Vendor Service Corporation on January 31, 2001.  The majority of the increase in other average receivables was due to significant receivable growth of the rediscounting operations.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.  The decline in the earned rate of charge for automobile finance was predominantly due to the change in portfolio mix as a result of the Flagship purchase. The decline in the earned rate of charge for other finance receivables occurred due to the change in portfolio mix occurring due to the growth of rediscounting operations.

Other income increased 32% ($206.0 million in the first nine months of 2001 compared with $156.6 million in the first nine months of 2000).  The increase in other income was due predominantly to additional fee income originating from the companies acquired in the past year.

Operating expenses increased 15% ($699.8 million in the first nine months of 2001 compared with $606.0 million in the first nine months of 2000).  The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion and acquisitions.

Interest and debt expense increased 16% ($539.8 million in the first nine months of 2001 compared with $466.1 million in the first nine months of 2000).  Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.  Average total outstanding borrowings in the first nine months of 2001 increased 26% from the first nine months of 2000.

	Quarter Ended September 30,		Nine Months Ended September 30,
Costs of funds:	2001	2000	2001	2000

Short-term	3.96%	6.71%	5.05%	6.44%
Long-term	6.27	6.68	6.45	6.60
Total	5.52	6.69	6.01	6.55

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and notes receivable - affiliates increased 28% from the first nine months of 2000.

Provision for credit losses increased 44% ($362.7 million in the first nine months of 2001 compared with $252.1 million in the first nine months of 2000).  Net write-offs increased 58% in the first nine months of 2001.  The increase was due primarily to higher write-offs in the Company’s U.S. consumer finance and leasing portfolios (see following table).  This increase was partially offset by improvements in the automobile finance business and the Company’s private label credit card business in Canada.

WELLS FARGO FINANCIAL, INC.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

	Nine Months Ended September 30,
Net write-offs, not annualized, as a percentage of average net receivables outstanding:	2001	2000

U.S. consumer finance	3.29%	2.10%
Canadian consumer finance	3.19	4.01
Automobile finance	2.15	2.22
Leasing	1.89	.66
Other	1.69	1.99
Total	2.79	2.26

Through September 30, 2001, the provision for credit losses exceeded net write-offs by $17.6 million.  At September 30, 2001, the Company had an allowance for credit losses of $519.8 million (3.98% of receivables) compared with $462.6 million (4.05% of receivables) at December 31, 2000.  There were no material changes in estimation methods and assumptions during 2001 and 2000.  Non-accrual finance receivables were $83.5 million at September 30, 2001 compared with $58.0 million at December 31, 2000.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $178.0 million at September 30, 2001 compared with $159.9 million at December 31, 2000.  Management believes the allowance for credit losses at September 30, 2001, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.

Income taxes increased 16% ($117.3 million in the first nine months of 2001 compared with $101.2 million in the first nine months of 2000).  Income before income taxes increased 14% ($314.5 million in the first nine months of 2001 compared with $274.7 million in the first nine months of 2000.)  The effective tax rate was 37.3% for the first nine months of 2001 and 36.8% for the first nine months of 2000.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At September 30, 2001, lines of credit and revolving credit agreements totaling $2,353 million were being maintained at 19 domestic and international banks; the entire amount was available on that date.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings.  At September 30, 2001, federal funds availability at the two banks was $676 million.

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

WELLS FARGO FINANCIAL, INC.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

September 11, 2001 Terrorist Attacks

We cannot predict at this time the severity or duration of the impact on the general economy or the Company of the September 11, 2001 terrorist attacks or any subsequent terrorist activities or any actions taken in response to or as a result of those attacks or activities.  The most likely immediate impact will be decreased demand for air travel, which could adversely affect not only the airline industry but also other travel-related and leisure industries, such as lodging, gaming and tourism.  The impact could spread beyond certain industries to the overall U.S. and global economies, further decreasing capital and consumer spending and increasing the risk of a U.S. and/or global recession.  Decreased capital and consumer spending and other recessionary trends could adversely affect the Company in a number of ways including decreased demand for our products and services and increased credit losses.

PART II.  OTHER INFORMATION

WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

Nine Months Ended September 30, 2001	Years Ended December 31,
	2000	1999	1998	1997	1996

1.57	1.58	1.78	1.72	2.00	2.11

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges.  Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the nine months ended September 30, 2001.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.

Date: November 08, 2001

	By	/s/ Eric Torkelson
Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)