Form 10-K405
period 2001-12-31
WELLS FARGO FINANCIAL INC
filed 2002-03-28
CIK 708481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549-1004

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

The registrant meets the conditions set forth in

General Instruction I(1)(a) and (b) of Form 10-K and

is therefore filing this Form with the reduced disclosure format.

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common Stock (Without Par Value): 1,000 shares outstanding as of March 26, 2002.

PART I

Item 1.  Business.

Wells Fargo Financial, Inc. (the “Company”) is an Iowa corporation organized on August 19, 1982, as the successor to a business founded in 1897, and is a wholly-owned subsidiary of Wells Fargo Financial Services, Inc. (the “Parent”).  The Parent is a wholly-owned subsidiary of Wells Fargo & Company (“Wells Fargo”), a $308 billion diversified financial services organization.  (Unless the context otherwise requires, any reference to “Wells Fargo Financial” shall include the Company and its subsidiaries.)

Wells Fargo Financial is a leading diversified consumer finance company.  Wells Fargo Financial’s consumer finance operations make loans to individuals and purchase sales finance contracts through 929 consumer finance branches in 47 states, Guam, Saipan, Puerto Rico, and the ten Canadian provinces.  Wells Fargo Financial also issues credit cards primarily through two banking subsidiaries.  Wells Fargo Financial’s automobile finance operations have 189 branches in 33 states and Puerto Rico and specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles.  Wells Fargo Financial also provides lease financing specializing in commercial equipment throughout the United States.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  For additional information on the financial results of the Company’s segments see note 14 to the consolidated financial statements.

The Company also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Wells Fargo Financial’s consumer business and the consumer business of certain affiliates.  Credit property and involuntary unemployment insurance are provided as part of Wells Fargo Financial’s consumer business. Such business is written, directly or through reinsurance agreements, by the Company’s insurance subsidiaries, or it is offered on an agency basis by Wells Fargo Financial.  Non-filing insurance was utilized in connection with Wells Fargo Financial’s consumer business until it was discontinued in December of 1999.  The Company also had insurance subsidiaries which wrote federally insured multiple peril crop insurance.  Effective June 1, 2000 the Company transferred the common stock at net book value of its multiple peril crop insurance companies to another affiliate of Wells Fargo.

The Company has subsidiaries engaged in other commercial finance business.  Prior to December 15, 1999 information services were provided to Wells Fargo Financial and other financial services companies by subsidiaries of the Company.  On that date the business of Wells Fargo Financial Information Services, Inc. and its wholly-owned subsidiary (“WFFISI”) was transferred to the Parent at net book value for cash.

Effective December 21, 2001, after recording a charge of $21 million before tax to write down its investment in Argentina, the Company transferred the common stock at net book value of Finvercon U.S.A. and its wholly owned subsidiary, Finvercon S.A., to the Parent.  The Company continues to provide financing to Finvercon S.A. At December 31, 2001 loans to Finvercon S.A. totaled $23.4 million.  All loans from Finvercon are fully guaranteed by the Parent.  In December 2001 the Company forgave $22.5 million of loans to enable Finvercon to meet minimum regulatory capital requirements in Argentina.  In accordance with the terms of the guarantee the obligation to repay the loans was assumed by the Parent.  As a result, at December 31, 2001 the Company had no exposure to Argentina.  At the time of the transfer, the subsidiaries had assets of $85.3 million.

Effective January 31, 2001, the Company acquired substantially all of the assets and assumed certain liabilities of Conseco Finance Vendor Services Corporation, a leasing company based in Paramus, New Jersey.  The acquisition was accounted for as a purchase.  The assets and liabilities acquired were recorded at fair value, and the Company’s financial statements contain only the results of operations since the acquisition date.  Conseco Finance Vendor Services Corporation had lease receivables outstanding of $825 million and had another $135 million of lease receivables under management at the time of the acquisition.

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

Effective June 1, 2000, the Company transferred the common stock at net book value of its multiple peril crop insurance subsidiary and its wholly owned subsidiary to the Parent, which subsequently transferred it to another affiliate of Wells Fargo.  At the time of the transfer, the multiple peril crop insurance subsidiaries had assets of $86.3 million and had incurred a $7.2 million loss for the year.

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

CONSUMER AND AUTOMOBILE FINANCE OPERATIONS

At December 31, 2001, consumer and automobile finance receivables accounted for 86% of Wells Fargo Financial’s total finance receivables outstanding.  The amount and type of consumer and automobile finance receivables outstanding are shown below:

Consumer and Automobile Finance Receivables Outstanding

(In Thousands)
United States consumer finance:
Real estate-secured loans	$2,984,226
Consumer loans	1,483,055

Total loans	4,467,281

Sales finance contracts	1,228,396
Credit cards	1,341,039

Total United States consumer finance	7,036,716

Canadian consumer finance:
Real estate-secured loans	90,919
Consumer loans	461,668

Total loans	552,587

Sales finance contracts	585,725
Credit cards	24,494

Total Canadian consumer finance	1,162,806

Automobile finance	3,375,101

Total consumer and automobile finance receivables	$11,574,623

Geography

At December 31, 2001, Wells Fargo Financial had consumer finance branch offices in 47 states, Guam, Saipan, Puerto Rico, and the ten Canadian provinces and automobile finance branch offices in 33 states and Puerto Rico.  The number of branch offices and percentage of receivables for consumer finance and for automobile finance at December 31, 2001, are shown below:

Consumer Finance Number of Branch Offices and Percent of Receivables

		Percent of			Percent of
		Consumer			Consumer
	Branch	Finance		Branch	Finance
Location	Offices	Receivables	Location	Offices	Receivables
Alabama	32	3.2%	Oklahoma	14	1.4%
Alaska	7	1.2	Oregon	13	1.1
Arizona	16	1.6	Pennsylvania	25	2.8
California	74	7.6	Puerto Rico	3.3
Colorado	14	1.7	Rhode Island	2.4
Connecticut	3.4		Saipan	1.1
Delaware	2.1		South Carolina	23	2.3
Florida	37	4.3	South Dakota	2.3
Georgia	21	2.3	Tennessee	25	2.4
Guam	3	1.1	Texas	44	4.7
Hawaii	10.8		Utah	13	1.3
Idaho	10.9		Virginia	10	1.2
Illinois	26	2.7	Washington	21	2.2
Indiana	15	1.4	West Virginia	6.7
Iowa	14	1.6	Wisconsin	14	1.3
Kansas	6.7		Wyoming	4.4
Kentucky	12	1.2
Louisiana	29	2.4	Total U.S.	769	82.9%
Maine	2.2
Maryland	19	3.0	Alberta	12	1.7%
Massachusetts	11	1.5	British Columbia	21	2.1
Michigan	5.5		Manitoba	5.6
Minnesota	13	1.9	New Brunswick	12.9
Mississippi	15	1.4	Newfoundland	15	1.0
Missouri	25	2.4	Nova Scotia	17	1.3
Montana	7.7		Ontario	49	6.4
Nebraska	9	1.0	Prince Edward Island	2.2
Nevada	12	1.3	Quebec	22	2.4
New Jersey	8	1.1	Saskatchewan	5.5
New Mexico	20	1.8
New York	12	1.9	Total Canada	160	17.1%
North Carolina	27	2.7
North Dakota	5.5		Total Consumer
Ohio	28	2.9	Finance	929	100.0%

Automobile Finance Number of Branch Offices and Percent of Receivables

		Percent of			Percent of
		Automobile			Automobile
	Branch	Finance		Branch	Finance
Location	Offices	Receivables	Location	Offices	Receivables
Alabama	5	1.0%	Missouri	6	2.2%
Arizona	8	3.7	Nebraska	1.4
California	32	9.4	Nevada	3	1.2
Colorado	6	1.9	New Jersey	2.8
Delaware	1.4		New Mexico	1.7
Florida	6	3.3	North Carolina	1	3.6
Georgia	14	5.6	Ohio	12	3.1
Illinois	10	4.1	Oklahoma	3	1.5
Indiana	5	2.1	Oregon	1.3
Iowa	1.2		Pennsylvania	3	3.3
Kansas	3	1.0	Puerto Rico	3	22.4
Kentucky	4	1.4	South Carolina	2	1.0
Louisana	4	1.5	Tennessee	6	2.7
Maryland	2	2.9	Texas	12	7.7
Michigan	1.6		Utah	2.6
Minnesota	14	4.4	Washington	2.7
Mississippi	5	1.7	Wisconsin	8	2.6

			Total Automobile
			Finance	189	100.0%

Growth

United States and Canadian Consumer Finance

The following table presents the growth of United States (“U.S.”) and Canadian consumer finance loans and sales finance contracts for the five years ended December 31, 2001 (U.S. and Canadian consumer finance are combined in the chart below since their portfolios are similar).

Consumer Finance Receivables and Number of Accounts Outstanding

			Average
	Net	Number	Balance
December 31,	Receivables	of Accounts	per Account
	(in thousands)
2001	$6,833,989	3,075,000	$2,222
2000	6,298,272	3,060,000	2,058
1999	5,605,188	2,819,000	1,988
1998	5,138,427	3,175,000	1,618
1997	4,783,471	2,447,000	1,955

Wells Fargo Financial markets VISA® and MasterCard® credit cards to certain of its customers through its U.S. consumer finance branch offices.  These credit cards are issued by Wells Fargo Financial Bank, the Company’s state chartered bank subsidiary located in Sioux Falls, South Dakota.  In addition on June 30, 2000 Wells Fargo Financial Bank purchased approximately $400 million of credit card receivables from Conseco Finance Corporation, a subsidiary of Conseco, Inc.  Wells Fargo Financial Bank had 593,000 accounts at December 31, 2001; credit card receivables outstanding were $970.4 million.

Wells Fargo Financial National Bank is a federally-chartered bank located in Las Vegas, Nevada.  The bank issues private label credit cards and dual-line Co-Branded MasterCard® credit cards for several national companies.  The dual-line credit card serves as a private label credit card for use at any of the Co-Branders’ retail locations, as well as a traditional MasterCard credit card for use at locations around the world.  Wells Fargo Financial National Bank had 255,000 accounts at December 31, 2001; credit card receivables outstanding were $370.7 million.

Automobile Finance

The following table presents the growth of Wells Fargo Financial’s automobile finance receivables for the five years ended December 31, 2001.

Automobile Finance Receivables and Number of Accounts Outstanding

		Average
	Net	Number	Balance
December 31,	Receivables	of Accounts	per Account
	(in thousands)
2001	$3,375,101	317,000	$10,647
2000	3,078,026	312,000	9,865
1999	2,165,745	252,000	8,594
1998	1,981,816	235,000	8,433
1997	1,442,614	182,000	7,926

Regulation

U.S. Consumer Finance, Canadian Consumer Finance, Automobile Finance

Wells Fargo Financial’s consumer finance and automobile finance operations in the United States are, for the most part, regulated by consumer finance laws or similar legislation in each of the states or other jurisdictions where Wells Fargo Financial has branch offices.  Although consumer finance laws have been in effect many years, amending and new legislation is frequently enacted.  Congress is considering, and a number of state and local governments have recently enacted or may be considering, various restrictions on certain loans secured by residences, including limitations on loan fees, terms and features as well as conditions for the extension of credit. Additionally, in some jurisdictions new laws and rules, or in some cases pending legislation if enacted, place certain restrictions on certain credit insurance terms that require rate reductions, loss ratio increases or restrictions on the sale of single premium credit insurance in connection with real estate loans.  With respect to the foregoing, Wells Fargo Financial’s consumer lending operations in Canada are, for the most part, essentially unregulated.

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

Wells Fargo & Company is registered as a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act.  As a subsidiary of a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, Wells Fargo Financial may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature.  “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.  A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

United States and Canadian Consumer Finance

Loans are generally repayable in monthly installments and are made for periods of 180 months or less.  Sales finance contracts may be either open-end (revolving) or closed-end.  An open-end sales finance contract establishes an account that can be used from time to time for repeated purchases.  A closed-end sales finance contract covers only a single purchase.  At December 31, 2001, 75% of sales finance receivables in the consumer finance operations were open-end.  Open-end sales finance contracts do not have an original maturity because the accounts created by these contracts may be used for repeated transactions.  The minimum monthly payment of open-end sales finance contracts generally ranges from 1/12 to 1/30 of the highest unpaid balance of the account.  Closed-end sales finance contracts are repayable in equal monthly installments and generally have original maturities of 60 months or less.

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

Income before income taxes from the underwriting (as principal), or the sale (as agent), of insurance for the years 2001 through 1997, was $63,680,000; $66,374,000; $71,916,000; $66,519,000; and $77,406,000, respectively for U.S. and Canadian consumer finance.

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

Credit insurance operations also have a close relationship with automobile finance operations; see the discussion of insurance included above.  Income before income taxes from the underwriting (as principal), or the sale (as agent), of insurance for the years 2001 through 1997, was $5,780,000; $4,768,000; $3,621,000; $3,183,000; and $1,668,000, respectively, for automobile finance.

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

Write-offs after recoveries, as a percent of average consumer and automobile finance receivables, were 4.06% in 2001.  The net write-off percentages were 3.32%; 3.01%; 4.28%, and 3.87% in 2000 through 1997, respectively. Excluding the additional write-offs in 1998, the net write-off percent was 3.74%.  The increases in 2001 and 2000 were due to higher losses in the U.S. consumer loan and credit card portfolio.  The decrease in 1999 was due primarily to decreased net write-offs in the automobile finance portfolios.  The increase in 1998 was due primarily to the acquisition of Fidelity Acceptance Corporation in 1997.

Information concerning consumer and automobile finance loss experience and allowance for credit losses is shown below:

U.S. and Canadian consumer finance:

	Years Ended December 31,
	2001	2000	1999	1998	1997
			(Dollars In Thousands)
Allowance, beginning of year
	$323,712	$223,609	$213,579	$164,236	$152,934

Write-offs:
Loans	(184,893)	(143,496)	(102,478)	(121,527)	(122,956)
Sales finance	(75,156)	(75,984)	(64,907)	(73,744)	(65,120)
Credit cards	(116,500)	(50,188)	(22,920)	(22,294)	(21,901)
Total write-offs	(376,549)	(269,668)	(190,305)	(217,565)	(209,977)

Recoveries:
Loans	20,571	17,761	16,842	16,836	16,299
Sales finance	11,323	11,627	10,529	10,094	5,831
Credit cards	7,360	3,595	3,520	3,137	2,481
Total recoveries	39,254	32,983	30,891	30,067	24,611

Provision for credit losses charged to expense	362,655	323,902	169,444	217,028	191,807

Allowance related to businesses acquired or contributed - net	563	12,886		19,813	4,861

Allowance, end of year:
Loans	165,440	159,120	118,917	117,373	85,495
Sales finance	73,895	82,691	76,785	73,272	59,071
Credit cards	110,300	81,901	27,907	22,934	19,670
Total allowance	$349,635	$323,712	$223,609	$213,579	$164,236

Ending receivables as a percent of total consumer receivables:
Loans	61%	60%	63%	62%	64%
Sales finance	22	24	27	29	28
Credit cards	17	16	10	9	8
	100%	100%	100%	100%	100%

Allowance as a percent of ending receivables	4.26%	4.34%	3.60%	3.79%	3.15%

Write-offs after recoveries as a percent of average consumer receivables	4.42%	3.47%	2.75%	3.52%	3.62%

Consumer receivables outstanding more than three payments contractually delinquent and still accruing interest	$172,005	$159,489	$110,340	$103,656	$117,050

U.S. and Canadian consumer finance receivables do not have non-accrual receivables since interest continues to accrue until the receivable is either collected or written off.  When a receivable is written off, accrued and unpaid interest is charged against finance charges and interest.

Automobile finance:

	Years Ended December 31,
	2001	2000	1999	1998	1997
			(Dollars In Thousands)
Allowance, beginning of year	$120,224	$118,207	$116,627	$127,214	$10,049

Write-offs	(132,837)	(87,721)	(97,808)	(128,166)	(47,150)

Recoveries	30,228	22,805	19,338	17,670	7,652

Provision for credit losses charged to expense	102,739	29,363	80,050	77,132	41,011

Allowance related to businesses acquired or contributed - net		37,570		22,777	115,652

Allowance, end of year	120,354	120,224	118,207	116,627	127,214

Allowance as a percent of ending receivables	3.57%	3.91%	5.46%	5.77%	8.82%

Write-offs after recoveries as a percent of average automobile finance receivables	3.20%	2.88%	3.77%	6.75%	5.70%

Non-accrual automobile finance receivables outstanding	$46,014	$30,598	$24,206	$26,425	$25,567

Automobile finance receivables that are past due for 90 days or more are placed on non-accrual status.

LEASING OPERATIONS

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

In January 2001, the Company acquired substantially all of the assets and business relationships of Conseco Finance Vendor Services Corporation (“Conseco”).  This purchase included approximately $825 million in receivables owned by Conseco and an additional $135 million in receivables under their management.  At December 31, 2001, receivables in the leasing operations accounted for 10% of Wells Fargo Financial’s total finance receivables outstanding.  The following table presents Wells Fargo Financial’s leasing receivables outstanding for the five years ended December 31, 2001.

Leasing Finance Receivables Outstanding

	Leasing	Percentage
	Finance	Increase (Decrease)
December 31,	Receivables	From Previous Year
	(Dollars in Thousands)
2001	$1,290,658	192%
2000	442,665	14
1999	387,575	2
1998	379,175	(4)
1997	396,673	5

Loss Experience

The allowance for losses on leasing receivables is based on loss experience in relation to leasing receivables outstanding. All such receivables which appear to be uncollectible or to require inordinate collection costs are written off.  In addition, receivables are generally written off when the receivable is 180 days or more contractually delinquent.  On January 31, 2001, the Company acquired approximately $825 million of lease receivables from Conseco Finance Vendor Services Corporation.  The loss experience presented below contains only the activity of the acquired receivables since the acquisition date.

Information concerning leasing loss experience and allowance for credit losses is shown below:

	Years Ended December 31,
	2001	2000	1999	1998	1997
			(Dollars In Thousands)
Allowance, beginning of year	$6,950	$4,950	$4,850	$5,350	$5,150

Write-offs	(36,441)	(4,183)	(3,348)	(3,921)	(3,452)

Recoveries	5,846	678	948	936	743

Provision for credit losses charged to expense	30,595	5,505	2,500	2,485	2,909

Allowance related to businesses acquired	39,012

Allowance, end of year	$45,962	$6,950	$4,950	$4,850	$5,350

Allowance as a percent of ending receivables	3.56%	1.57%	1.28%	1.28%	1.35%

Write-offs after recoveries as a percent of average lease finance receivables	2.52%	0.88%	0.63%	0.77%	0.67%

Non-accrual lease finance receivables outstanding	$27,513	$3,494	$2,693	$2,240	$3,247

Leasing receivables that are past due for 90 days or more are placed on non-accrual status.  Finance charges and interest that would have been recorded had non-accrual leasing receivables been current in accordance with their original terms would have been $2,783,000; $345,000; and $302,000 during 2001, 2000, and 1999, respectively.  The amount of finance charges and interest actually recorded on these receivables was $1,227,000; $308,000; and $263,000 during 2001, 2000, and 1999, respectively.

OTHER OPERATIONS

Other operations consist of rediscounting, information services, collection services, other insurance operations and Finvercon.  On December 21, 2001 the Company transferred the common stock of Finvercon U.S.A. at net book value to the Parent.  On December 15, 1999 the business of WFFISI was transferred to the Parent at net book value for cash.

At December 31, 2001, other finance receivables accounted for 4% of Wells Fargo Financial’s total finance receivables outstanding.  The following table presents Wells Fargo Financial’s other finance receivables outstanding for the five years ended December 31, 2001:

Other Finance Receivables

	Other	Percentage
	Finance	Increase (Decrease)
December 31,	Receivables	From Previous Year
	(Dollars In Thousands)
2001	$568,288	32%
2000	429,115	39
1999	309,644	35
1998	229,487	233
1997	68,928	(40)

Loss Experience

The allowance for losses on other finance receivables is based on loss experience in relation to other finance receivables outstanding.  All such receivables which appear to be uncollectible or to require inordinate collection costs are written off. In addition, receivables are generally written off when the receivable is 180 days or more contractually delinquent.

Information concerning other loss experience and allowance for credit losses is shown below:

	Years Ended December 31,
	2001	2000	1999	1998	1997
			(Dollars In Thousands)
Allowance, beginning of year	$11,669	$20,946	$15,928	$1,000	$1,000

Write-offs	(18,003)	(10,342)	(15,753)	(681)	(861)

Recoveries	3,794	1,527	629	780	711

Provision for credit losses charged to expense	30,147	(462)	20,142	7,629	150

Allowance related to businesses transferred, net	(21,610)			7,200

Allowance, end of year	$5,997	$11,669	$20,946	$15,928	$1,000

Allowance as a percent of ending finance receivables	1.06%	2.72%	6.76%	6.94%	1.45%

Write-offs after recoveries as a percent of average finance receivables	2.72%	2.38%	6.13%	0.00%	0.24%

Non-accrual other finance receivables outstanding	$2,436	$23,904	$14,394	$24,765	$874

Finvercon

In January 1998, the Company acquired Finvercon, a consumer lender based in Buenos Aires, Argentina, which provided an entry into the South American market.  Finvercon markets small loans to members of labor associations.  Effective December 21, 2001, after recording a charge of $21 million before tax to write down its investment in Argentina, the Company transferred the common stock at net book value of Finvercon U.S.A. and its wholly owned subsidiary, Finvercon S.A., to the Parent.  As a result, at December 31, 2001 the Company had no exposure to Argentina.  At the time of the transfer, the subsidiaries had assets of $85.3 million.

Wells Fargo Financial Preferred Capital, Inc.

Wells Fargo Financial Preferred Capital, Inc. (“WFFPC”) provides financing via secured lines of credit to consumer finance companies which in turn provide financing to their customers.  The business of these consumer finance companies is similar in nature to that of Wells Fargo Financial.  This type of lending is often referred to as rediscounting.  WFFPC had finance receivables outstanding of $420.6 million at December 31, 2001.

Wells Fargo Equipment Finance Company

In September 2000, the Company acquired Charter Financial Company, a specialty financing and leasing company operating in Canada.  Charter subsequently changed its name to Wells Fargo Equipment Finance Company (“WFEFC”).  It offers medium-term, fixed rate full-payout leases and equipment financing to clients in targeted industries.  WFEFC had finance receivables outstanding included in the Company’s consolidated balance sheet of $19.8 million and another $187.6 million of finance receivables under management at December 31, 2001.

Other Insurance Operations

One of the Company’s foreign insurance subsidiaries reinsures credit life and disability insurance written by a non-affiliated company.  Income before income taxes from other insurance operations for the years 2001 through 1997 was $6,383,000; $5,527,000; $10,882,000; $16,928,000; and $15,790,000, respectively.  In addition, the Company had insurance subsidiaries which are licensed to write federally insured multiple peril crop insurance throughout the United States.  Multiple peril crop insurance is a federally regulated subsidized crop insurance program that insures a producer of crops with varying levels of protection against loss of yield from substantially all natural perils to growing crops.  Effective June 1, 2000, the Company transferred the common stock at net book value of its multiple peril insurance subsidiaries to another affiliate of Wells Fargo.

ASSETS UNDER MANAGEMENT

Island Finance

Island Finance, a group of seven consumer finance companies headquartered in San Juan, Puerto Rico, was acquired by Wells Fargo in May 1995.  Wells Fargo Financial manages Island Finance.  Island Finance provides direct loans to individuals through 85 consumer finance offices located in Puerto Rico, the U.S. Virgin Islands, Netherlands Antilles, Panama and Aruba.  Receivables outstanding on December 31, 2001, totaled $596 million.

Island Finance’s financial results and receivables are not included in the Company’s consolidated statements of income or consolidated balance sheets, however, Wells Fargo Financial provides a portion of the funding for Island Finance.  At December 31, 2001, Wells Fargo Financial had loans of $378 million with Island Finance Puerto Rico, Inc. (“IFPR”), one of the companies in the Island Finance group.  The loans have a weighted average interest rate of 9.00% and mature in 2002 and 2007.  Other entities in the Island Finance group obtain funding by borrowing from commercial banks and other affiliates.

SOURCES OF FUNDS

Wells Fargo Financial funds its operations through payments of principal and interest from finance receivables, capital funds, the sale of debt securities, and borrowings from banks and affiliates.  Borrowings with original maturities of more than one year comprise 68% of the Company’s total indebtedness at December 31, 2001.  The remaining 32% includes commercial paper with maturities of nine months or less (31%) and short-term debt to affiliates and other short-term debt (1%).

The effective interest rate on commercial paper debt is higher than the stated rates due to commitment fees paid in connection with Wells Fargo Financial’s bank credit agreements (lines of credit and revolving credit agreements).  These agreements provide an alternative source of liquidity to support the Company’s commercial paper borrowings.

The weighted average annual interest cost of the total average daily borrowings outstanding in each of the respective years 2001 through 1997 without commitment fees relating to bank credit agreements were 5.74%, 6.61%, 6.16%, 6.40%, and 6.37%, respectively.  The corresponding figures including commitment fees were 5.76%, 6.62%, 6.18%, 6.41%, and 6.39%, respectively.  Wells Fargo Financial has obtained and continues to obtain, at prevailing rates, funds sufficient to conduct its business.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Bank credit agreements	$2,351,272	$1,536,880	$1,873,900	$1,821,297	$1,322,413
Federal funds borrowings availability	939,117	823,998	471,944	402,178	83,998
Daily average outstanding:
Commercial paper	$3,548,960	$2,443,972	$2,430,917	$2,099,977	$1,817,534
Less excess funds investments	28,874	13,280	54,292	34,561	33,833
Net average commercial paper outstanding	$3,520,086	$2,430,692	$2,376,625	$2,065,416	$1,783,701
Ratio of bank credit agreements to above	67%	63%	79%	88%	74%
Ratio of bank credit agreements and federal funds borrowings availability to above	93%	97%	99%	108%	79%

Federal funds borrowings are made through an affiliated bank.

See note 6 to the consolidated financial statements for a listing of the amounts and maturities of the Company’s outstanding long-term debt at December 31, 2001 and 2000.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial for the periods indicated:

Years Ended December 31,
2001	2000	1999	1998	1997
1.61	1.58	1.78	1.72	2.00

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

EMPLOYEE RELATIONS

As of December 31, 2001, the Company and its subsidiaries employed approximately 10,200 persons.  Management believes its employee relations are excellent.

Item 2.  Properties.

The Company owns an eleven-story building in Des Moines, Iowa, where its principal executive offices are maintained.  The Company is currently constructing a nine story building that will be used for additional executive offices and other business units.  One of the Company’s life insurance subsidiaries owns a three-story building in Des Moines which is used by the Company for administrative purposes.  Wells Fargo Financial Bank owns a one-story building in Sioux Falls, South Dakota, where its office is maintained.  All of Wells Fargo Financial’s other business offices (consisting of consumer finance and automobile finance branch offices, commercial finance business production offices, and other administrative offices) are located in rented office space.  Wells Fargo Financial believes its facilities are suitable and adequate for its business needs.  These facilities are generally fully occupied and utilized, although in some instances, office space has been reserved for anticipated business expansion; otherwise, additional office space or facilities are leased only when they are needed.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted in accordance with General Instructions I(2) (c).

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

All of the outstanding common stock (1,000 shares) of the Company is and was, at all times during 2001 and 2000, owned beneficially and of record by a single stockholder, the Parent.

The aggregate amount of dividends paid by the Company on its common stock each quarter during 2001 and 2000 was as follows:

	2001	2000
	(In Thousands)
First quarter	$	$45,000
Second quarter	60,000
Third quarter	25,000
Fourth quarter	40,000

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock. Approximately $1.1 billion of consolidated stockholder’s equity was unrestricted at December 31, 2001. In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  The Company was in compliance with the provisions of those debt instruments at December 31, 2001.

Item 6.  Selected Financial Data.

	Years Ended December 31,
	2001	2000	1999	1998	1997
			(In Thousands)
Total income	$2,622,493	$2,233,484	$2,184,264	$2,005,765	$1,728,796
Interest and debt expense	685,014	639,444	520,063	485,784	401,736
Provision for credit losses	526,136	358,308	272,136	304,274	235,877
Net income	264,817	241,054	265,361	238,604	269,450

	December 31,
	2001	2000	1999	1998	1997
			(In Thousands)
Total assets	$15,909,262	$13,576,748	$11,283,413	$10,516,207	$9,321,924
Long-term debt	8,845,636	7,224,673	5,913,837	5,272,818	5,221,413

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

Wells Fargo Financial’s net income for 2001 was $264.8 million compared with $241.1 million for 2000 and $265.4 million in 1999.  Net income included a $7.1 million loss in 2000 and a $35.6 million gain in 1999 from subsidiaries engaged in multiple peril crop insurance and information service businesses.  On December 15, 1999, the information services subsidiary was transferred to the Parent.  On June 1, 2000, the multiple peril crop insurance subsidiary was transferred to another affiliate of Wells Fargo & Company.  Excluding these operations, net income was $264.8 million for 2001 compared with $248.2 million in 2000 and $229.8 million in 1999.

Wells Fargo Financial’s total income (revenue) increased 17% in 2001 and 2% in 2000 ($2,622.5 million in 2001 compared with $2,233.5 million in 2000 and $2,184.3 million in 1999).

Income from finance charges and interest increased 17% in 2001 and 16% in 2000 ($2,221.3 million in 2001 compared with $1,896.1 million in 2000 and $1,637.4 million in 1999).   Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.

Increase in average finance receivables outstanding:	2001	2000
U.S. consumer finance	13%	20%
Canadian consumer finance	4	6
Automobile finance	42	8
Leasing	203	5
Other	17	47
Total	27	16

Rate of charge on finance receivables:	2001	2000	1999
U.S. consumer finance	18.76%	19.27%	18.98%
Canadian consumer finance	23.57	24.34	24.89
Automobile finance	16.56	18.37	18.74
Leasing	11.96	13.33	13.02
Other	12.28	16.67	15.84
Total	17.67	19.25	19.23

The increase in income from finance charges and interest in 2001 was due predominantly to growth in average receivables outstanding offset in part by the decline in the rate of charge.  The increase in 2000 was due to growth in average receivables outstanding. Growth in average receivables for all segments in 2001 and 2000 was due to various acquisitions combined with regular business activity.  The majority of the increase in U.S. consumer finance average receivables in 2001 and 2000 resulted from regular business activity.  In addition, on June 30, 2000 approximately $400 million in credit card receivables were acquired.  Also, effective January 1, 2000, the Parent made a capital contribution to the Company of the issued and outstanding shares of capital stock of two of the Parent’s consumer finance subsidiaries.  These two subsidiaries had $240 million of receivables outstanding at the time of the contribution.  The increase in Canadian consumer finance average receivables in 2001 and 2000 was due to regular business activity.  Growth in average receivables for automobile finance in 2001 was due primarily to the purchase of Flagship Credit Corporation on December 20, 2000.  The increase in automobile finance average receivables in 2000 was due to regular business activity.  The average receivable growth in leasing receivables in 2001 was due primarily to the purchase of Conseco Finance Vendor Services Corporation on January 31, 2001.  The majority of the increase in other average receivables in 2001 and 2000, was due to significant receivable growth of the rediscounting operations.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.  The decline in the earned rate of charge for automobile finance and leasing was predominantly due to the change in portfolio mix as a result of the Flagship and Conseco purchases.  The decline in the earned rate of charge for other finance receivables occurred due to the change in portfolio mix due to the growth of rediscounting operations.

Insurance premiums and commissions increased 6% in 2001 after decreasing 62% in 2000 ($122.4 million in 2001 compared with $115.0 million in 2000 and $305.3 million in 1999).  The decrease in 2000 was due almost entirely to a decline in insurance premiums and commissions on multiple peril crop insurance.  The Company transferred the multiple peril crop insurance operations to another affiliate of Wells Fargo on June 1, 2000.  Insurance losses and loss expenses decreased 6% in 2001 after decreasing 76% in 2000 ($44.3 million in 2001 compared to $47.3 million in 2000 and $196.1 million in 1999).  The decrease in 2000 was due almost entirely from changes in losses on multiple peril crop insurance and the aforementioned transfer.

Other income increased 25% in 2001 after decreasing 8% in 2000 ($278.8 million in 2001 compared with $222.4 million in 2000 and $241.5 million in 1999).  The increase in other income in 2001 was due predominantly to additional fee income originating from the companies acquired in the past year and realized gains on the sale of securities. The decline in 2000 was due to the elimination of income from the sale of information services in 2000 due to the transfer of this business to the Parent on December 15, 1999 and a reduction in net gains from the sales of marketable securities.  The decline from these two items was partially offset by increased fees from credit cards.  The increase in credit card fees resulted from the acquisition of approximately $400 million of credit card receivables on June 30, 2000.  Income from affiliates was $31.6 million in 2001 compared with $45.3 million in 2000 and $48.8 million in 1999.  Investment income was $79.3 million in 2001 compared with $79.2 million in 2000 and $78.2 million in 1999.  In 2001 there was a net gain on the sale of marketable securities of $9.9 million.  This compares with net losses of $.1 million in 2000 and net gains of $7.6 million in 1999.

Operating expenses increased 17% in 2001 and 3% in 2000 ($943.3 million in 2001 compared with $808.6 million in 2000 and $781.4 million in 1999).  A breakdown of operating expenses between salaries and benefits and all other operating expenses is shown below:

	2001	2000	1999
Salaries and benefits	$523,998	$465,018	$446,628
All other operating expenses	419,352	343,565	334,738

Total	$943,350	$808,583	$781,366

In December 2001 the Company recorded a charge of $21 million before tax to write down its investment in Argentina.  On December 21, 2001, the Company transferred the common stock at net book value of Finvercon U.SA. and its wholly owned subsidiary, Finvercon S.A., to the Parent.

The remaining increases in operating expenses were due primarily to increases in employee compensation and benefits and other costs resulting from business expansion and acquisitions.

Interest and debt expense increased 7% in 2001 and 23% in 2000 ($685.0 million in 2001 compared with $639.4 million in 2000 and $520.1 million in 1999).  Changes in interest and debt expense result primarily from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.

Increase in average debt outstanding:	2001	2000
Short-term	35%	12%
Long-term	22	12
Total	26	12

Cost of funds:	2001	2000	1999
Short-term	4.38%	6.52%	5.30%
Long-term	6.39	6.65	6.54
Total	5.74	6.61	6.16

Changes in average debt outstanding result primarily from the change in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and average notes receivable - affiliates combined increased 29% in 2001 and 15% in 2000.  The changes in the average cost of funds rates were due to changes in prevailing market rates.

Provision for credit losses increased 47% in 2001 and 32% in 2000 ($526.1 million in 2001 compared with $358.3 million in 2000 and $272.1 million in 1999).

Net write-offs, as a percentage of
average net receivables outstanding:	2001	2000	1999
U.S. consumer finance	4.43%	3.13%	2.40%
Canadian consumer finance	4.38	5.38	4.49
Automobile finance	3.20	2.88	3.77
Leasing	2.52	0.88	0.63
Other	2.72	2.38	6.13
Total	3.86	3.19	3.00

Net write-offs increased 54% in 2001 and 23% in 2000.  The increase in 2001 was due primarily to higher write-offs in the Company’s U.S. consumer finance and leasing portfolios.  This increase was partially offset by improvements in the Company’s private label credit card business in Canada.  The increase in 2000 was due to higher net write-offs in the consumer loan and credit card portions of the U.S. consumer finance portfolio.  The increase in net write-offs in the credit card portfolios was due primarily to net write-offs on the $400 million of credit card receivables acquired on June 30, 2000.  At December 31, 2001, the Company had an allowance for credit losses of $521.9 million (3.89% of receivables) compared with $462.6 million (4.05% of receivables) at December 31, 2000 and $367.7 million (4.05% of receivables) at December 31, 1999.  During 2001 the provision for credit losses exceeded net write-offs by $41.4 million.  The remainder of the increase in the allowance for credit losses in 2001 related to $43.0 million in allowance for credit losses due to acquired or contributed businesses and was reduced by $25 million for transferred businesses.  On December 21, 2001, the Company transferred the common stock of Finvercon, U.S.A. to the Parent.  Finvercon had net receivables of $70.7 million and an allowance for losses of $25 million at the time of the transfer.  During 2000 the provision for credit losses exceeded net write-offs by $44.4 million.  In addition, $50.5 million in allowance for credit losses related to acquired or contributed businesses accounted for the remainder of the increase in the allowance for credit losses in 2000.  There were no material changes in estimation methods and assumptions during 2001 and 2000.  Non-accrual finance receivables were $76.0 million at December 31, 2001 compared with $58.0 million at December 31, 2000.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and still accruing interest were $172.4 million at December 31, 2001 compared with $159.9 million at December 31, 2000.  The process of determining the allowance for credit losses is a critical accounting policy of the Company.  The process requires subjective and complex judgements by management.  Assumptions about economic conditions, unemployment rates, and projected write-offs are factors considered when evaluating the allowance for losses.  The Company considers the allowance for credit losses at December 31, 2001 adequate to absorb probable inherent losses in the finance receivables portfolio.  However, no assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the portfolio, in light of the factors then prevailing, including economic conditions and the ongoing examination process by the Company will not require significant increases in the allowance for losses.

Income taxes increased 14% in 2001 and decreased 7% in 2000.  Income before income taxes increased 12% in 2001 and decreased 8% in 2000.  The effective tax rates were 37.5% in 2001, 36.5% in 2000, and 36.0% in 1999.

Borrowings constitute the largest part of Wells Fargo Financial’s capitalization.  At December 31, 2001, 86% of the Company’s capital had been obtained from borrowings and 14% from stockholder’s equity.  Sixty-eight percent of Wells Fargo Financial’s borrowings have original maturities of more than one year.  The remaining 32% includes commercial paper with maturities of nine months or less (31%) and short-term debt to affiliates and other short-term debt (1%).  At December 31, 2000, short-term borrowings comprised 34% of total borrowings.  This consisted of commercial paper with maturities of nine months or less (27%) and short-term debt to affiliates and other short-term debt (7%).  Short-term borrowings as a percent of total borrowings averaged 32% and 30% in 2001 and 2000, respectively.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At December 31, 2001, lines of credit and revolving credit agreements totaling $2,351 million were being maintained at 19 domestic and international banks; the entire amount was available on that date.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings through an affiliated bank.  At December 31, 2001, federal funds availability at the two banks was $939 million.

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

The Company, primarily through acquisitions, has obtained retained interests and other securitized financial assets, including leases and auto loans, relating to securitizations.  These securitizations are usually structured without recourse to the Company and without restrictions on the retained interests.  The Company sponsors special purpose entities that hold, for the benefit of the investors, loans or leases that are the source of payment to the investor. These special purpose entities are consolidated unless they meet the criteria for a qualifying special purpose entity in accordance with FASB Statement 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The Company’s use of off-balance sheet special purpose entities is limited to facilitating the securitization activities in the normal course of business.  The Company does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.  The Company has three qualifying special purpose entities which provided funding for securitization activities.  Such special purpose entities had approximately $368 million in outstanding receivables at the end of 2001, including $247 million comprised of leases and $121 million comprised of auto loans.  At December 31, 2001, the Company had committed to provide a total of $19.8 million in credit enhancements related to four of these securitizations.  The Company had approximately $20 million in retained interests recorded as of December 31, 2001.

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment.  As a financial services provider, the Company routinely enters into commitments to extend credit.  While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company.

The following table summarizes significant contractual obligations and other commitments:

	Long-term	Operating
	debt	leases	Total
		(in millions)
2002	$1,952	$26	$1,978
2003	1,641	11	1,652
2004	1,618	7	1,625
2005	1,114	3	1,117
2006	767	1	768
Thereafter	1,754	3	1,757
Total	$8,846	$51	$8,897

Commitments to extend credit			$3,040

Securitizations — credit enhancements			$20

Related Party Transactions Include:

Notes receivable — affiliates were $636,588,000 and $505,386,000 at December 31, 2001 and 2000, respectively.  Notes receivable — affiliates include a combination of short-term and long-term notes receivable.  At December 31, 2001, Wells Fargo Financial, Inc. had loans of $378 million to an affiliate, Island Finance Puerto Rico, Inc.  The loans have a weighted average interest rate of 9.00% and mature in 2002 and 2007.  The remainder of notes outstanding at December 31, 2001 and 2000, earn interest at rates that approximate the cost of borrowings of the Company.

Income from affiliates was $31,608,000; $45,328,000; and $48,783,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Wells Fargo Financial Information Services, Inc. (“WFFISI”) provides information services to the Company.  On December 15, 1999 the business of WFFISI was transferred from the Company to the Parent at net book value for cash.  Fees paid to WFFISI were $34,854,000 and $37,381,000 for the years ended December 31, 2001 and 2000, respectively.

Management fees paid to Wells Fargo were $10,392,000; $10,154,000; and $6,027,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company cannot predict at this time the severity or duration of the impact on the general economy or the Company of the September 11, 2001 terrorist attacks or any subsequent terrorist activities or any actions taken in response to or as a result of those attacks or activities.  The most immediate impact has been decreased demand for air travel, which has adversely affected not only the airline industry but also other travel-related and leisure industries, such as lodging, gaming and tourism.  To the extent the impact has spread or might spread to the overall U.S. and global economies, it could further decrease capital and consumer spending and deepen the U.S. and /or global recession.  Decreased capital and consumer spending and other recessionary trends could adversely affect the Company in a number of ways including decreased demand for our products and services and increased credit losses.

In June 2001, FASB issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting  is eliminated.  FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001.  This guidance is similar to previous generally accepted accounting principles (GAAP), however, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.

FAS 142, eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001, continued to be amortized through the income statement.  Effective January 1, 2002, goodwill amortization ceased.  Goodwill will be assessed for impairment at the reporting unit level by applying a fair-value-based test.  FAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.

After January 1, 2002, the elimination of goodwill amortization under FAS 142 is expected to reduce noninterest expense by approximately $34 million (pretax) and increase net income by approximately $24 million (after tax), for the year ended December 31, 2002, compared with 2001.

The initial goodwill impairment assessment is expected to be completed in early 2002; the Company has not yet determined if a transition impairment charge will be recognized in 2002.

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

Finance Receivables:

The interest rates on receivables outstanding at December 31, 2001 and 2000, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  As a result, the carrying value is a reasonable estimate of fair value.  Expected maturities presented below differ from contractual maturities since it is the Company’s experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
December 31, 2001:				(Dollars In Millions)
Finance receivables	$7,504	$2,976	$1,496	$747	$350	$361	$13,434	$13,434

Average earned rate	18.48%	16.90%	15.63%	14.26%	12.61%	15.94%	17.36%

	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
December 31, 2000:				(Dollars In Millions)
Finance receivables	$6,759	$2,422	$1,196	$528	$239	$274	$11,418	$11,418

Average earned rate	19.90%	19.10%	17.74%	16.25%	13.94%	15.73%	19.11%

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

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
December 31, 2001:				(Dollars In Millions)
U.S. Treasury and Federal Agencies	$21	$27	$16	$44	$14	$65	$187	$192
Average Yield	5.53%	5.19%	5.19%	5.05%	5.10%	5.97%	5.51%

States and Political Subdivisions	$19	$10	$15	$19	$21	$169	$253	$263
Average Yield	4.92%	5.51%	4.55%	4.59%	4.72%	4.12%	4.43%

Mortgage Backed Federal Agencies	$23	$22	$17	$24	$24	$35	$145	$148
Average Yield	6.38%	6.35%	6.35%	6.64%	6.64%	6.23%	6.43%

Collateralized Mortgage Obligations	$1	$0	$0	$0	$0	$0	$1	$1
Average Yield	7.38%	0.00%	0.00%	0.00%	0.00%	0.00%	7.37%

Equity Securities						$100	$100	$100
Average Yield						2.01%	2.01%

All Other Securities	$56	$92	$105	$90	$173	$143	$659	$674
Average Yield	6.66%	6.29%	6.13%	6.93%	5.93%	6.62%	6.34%

December 31, 2000:	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
U.S. Treasury and Federal Agencies	$23	$19	$43	$21	$18	$46	$170	$173
Average Yield	6.98%	6.11%	6.53%	6.98%	7.07%	7.13%	6.84%

States and Political Subdivisions	$29	$23	$19	$17	$21	$168	$277	$286
Average Yield	4.62%	4.73%	4.61%	4.53%	4.56%	4.75%	4.64%

Mortgage Backed Federal Agencies	$30	$17	$16	$18	$16	$31	$128	$128
Average Yield	6.94%	6.74%	6.74%	6.73%	6.73%	6.65%	6.75%

Collateralized Mortgage Obligations	$2	$1	$0	$0	$0	$0	$3	$3
Average Yield	7.37%	7.07%	0.00%	0.00%	0.00%	0.00%	7.26%

Equity Securities						$105	$105	$110
Average Yield						4.79%	4.79%

All Other Securities	$63	$58	$113	$94	$96	$95	$519	$515
Average Yield	6.66%	6.80%	6.39%	6.77%	7.34%	6.65%	6.77%

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

December 31, 2001:	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
				(In Millions of U.S. Dollars)
Short-Term Debt - U.S:
Debt Outstanding	$3,739						$3,739	$3,739
Average Interest Rate	2.29%						2.29%

Short-Term Debt - Canada:
Debt Outstanding	$487						$487	$487
Average Interest Rate	2.51%						2.51%

Long-Term Debt - U.S.:
Debt Outstanding	$1,876	$1,550	$1,461	$1,039	$500	$1,669	$8,095	$8,337
Average Interest Rate	4.39%	5.09%	6.28%	7.28%	6.13%	6.19%	5.71%

Long-Term Debt- Canada:
Debt Outstanding	$76	$91	$157	$75	$267	$85	$751	$767
Average Interest Rate	5.85%	5.53%	5.87%	6.48%	5.61%	6.20%	5.83%

December 31, 2000:	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Short-Term Debt - U.S:
Debt Outstanding	$3,307						$3,307	$3,307
Average Interest Rate	6.60%						6.60%

Short-Term Debt - Canada:
Debt Outstanding	$407						$407	$407
Average Interest Rate	5.82%						5.82%

Short-Term Debt — Argentina:
Debt Outstanding	$69						$69	$69
Average Interest Rate	10.61%						10.61%

Long-Term Debt - U.S.:
Debt Outstanding	$1,341	$1,546	$1,031	$845	$911	$850	$6,524	$6,561
Average Interest Rate	6.48%	6.66%	6.50%	6.61%	7.24%	6.53%	6.65%

Long-Term Debt- Canada:
Debt Outstanding	$120	$80	$97	$167	$80	$157	$701	$702
Average Interest Rate	5.85%	5.85%	5.53%	5.87%	6.48%	6.28%	5.98%

Foreign Currency Exchange Rate Risk

The amount invested in subsidiaries and translated into U.S. dollars using the year-end exchange rate was $91 million and $128 million at December 31, 2001 and 2000, respectively.  The investments in subsidiaries were denominated in Canadian dollars at December 31, 2001 and Canadian dollars or Argentine pesos at December 31, 2000.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $9 million and $13 million at December 31, 2001 and 2000, respectively.  Actual results may differ.  Canadian operations are funded with borrowings in Canadian dollars.  Effective December 21, 2001, after recording a charge of $21 million before tax to write down its investment in Argentina, the Company transferred the common stock at net book value of Finvercon U.S.A. and its wholly owned subsidiary, Finvercon S.A., to the Parent.  As a result, at December 31, 2001, the Company had no exposure to Argentina.  At the time of transfer, the subsidiaries had assets of $85.3 million.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Wells Fargo Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Fargo Financial, Inc. (a wholly owned subsidiary of Wells Fargo Financial Services, Inc., which is a wholly owned subsidiary of Wells Fargo & Company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, cash flows, and stockholder’s equity for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Fargo Financial, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota

January 9, 2002

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets

(Thousands of Dollars)

	December 31,
	2001	2000
Assets
Cash and cash equivalents	$260,038	$205,036

Securities available-for-sale	1,377,148	1,215,135

Finance receivables	13,433,569	11,417,862

Less allowance for credit losses	521,948	462,555

Finance receivables - net	12,911,621	10,955,307

Notes receivable - affiliates	636,588	505,386

Property and equipment (at cost, less accumulated depreciation of $87,299 for 2001 and $90,372 for 2000)	94,017	63,651

Deferred income taxes	62,290	111,262

Other assets	567,560	520,971

Total assets	$15,909,262	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets

(Thousands of Dollars)

	December 31,
Liabilities and Stockholder’s Equity	2001	2000
Loans payable - short-term:
Commercial paper	$4,067,707	$2,973,508
Affiliates	64,600	99,379
Other	93,742	709,988
Unearned insurance premiums and commissions	133,465	139,476
Insurance claims and policy reserves	34,635	34,978
Accrued interest payable	131,752	121,007
Other liabilities	426,876	419,124
Senior long-term debt	8,845,636	7,224,673

Total liabilities	13,798,413	11,722,133

Commitments and contingencies (notes 6, 9, 10, and 17)

Stockholder’s equity:

Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855

Additional paid in capital	442,302	312,302

Retained earnings	1,657,815	1,540,902

Accumulated other comprehensive income (loss), net of income taxes	6,877	(2,444)

Total stockholder’s equity	2,110,849	1,854,615

Total liabilities and stockholder’s equity	$15,909,262	$13,576,748

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income

(Thousands of Dollars)

	Years Ended December 31,
	2001	2000	1999
Income:
Finance charges and interest	$2,221,346	$1,896,075	$1,637,441
Insurance premiums and commissions	122,351	114,996	305,320
Other income	278,796	222,413	241,503

Total income	2,622,493	2,233,484	2,184,264

Expenses:
Operating expenses	943,350	808,583	781,366
Interest and debt expense	685,014	639,444	520,063
Provision for credit losses	526,136	358,308	272,136
Insurance losses and loss expenses	44,303	47,261	196,148

Total expenses	2,198,803	1,853,596	1,769,713

Income before income taxes	423,690	379,888	414,551

Income taxes	158,873	138,834	149,190

Net income	$264,817	$241,054	$265,361

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income

(Thousands of Dollars)

	Years Ended December 31,
	2001	2000	1999
Net income	$264,817	$241,054	$265,361

Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the year	28,597	25,514	(44,175)
Reclassification adjustment for net (gains) losses included in income	(9,904)	105	(7,586)

	18,693	25,619	(51,761)

Foreign currency translation adjustment	(3,115)	(1,645)	3,955

Other comprehensive income (loss) before income taxes	15,578	23,974	(47,806)

Income tax expense (benefit) related to unrealized gains (losses) on securities available-for-sale	6,257	8,782	(17,525)

Other comprehensive income (loss), net of income taxes	9,321	15,192	(30,281)

Comprehensive income	$274,138	$256,246	$235,080

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows

(Thousands of Dollars)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$264,817	$241,054	$265,361
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of transferred subsidiaries:
Provision for credit losses	526,136	358,308	272,136
Depreciation and amortization	53,724	50,223	56,810
Deferred income taxes	26,560	7,887	16,320
Other assets	28,604	(50,807)	(32,731)
Unearned insurance premiums and commissions	(6,011)	(1,143)	7,754
Insurance claims and policy reserves	(343)	773	4,374
Accrued interest payable	10,888	22,302	6,213
Other payables to affiliates	1,804	70,018	(40,702)
Other liabilities	(3,580)	(26,797)	94,968

Net cash provided by operating activities	902,599	671,818	650,503

Cash flows used for investing activities:
Finance receivables:
Principal collected	9,652,388	7,601,153	7,500,472
Receivables originated or purchased	(11,395,128)	(9,299,797)	(8,547,613)
Proceeds from sales of securities	444,762	170,554	131,624
Proceeds from maturities of securities	150,350	151,670	164,649
Purchase of securities	(732,416)	(330,822)	(369,199)
Net additions to property and equipment	(47,049)	(16,108)	(97,688)
Net decrease (increase) in notes receivable - affiliates, net of effect of contributed subsidiaries	(149,202)	(39,132)	70,924
Cash and cash equivalents of contributed subsidiaries received and subsidiaries transferred	(9,460)	5,477	55,150
Net cash used for acquisitions	(324,573)	(492,744)
Other	(61,450)	55,872	73,258

Net cash used by investing activities	(2,471,778)	(2,193,877)	(1,018,423)

Cash flows from financing activities:
Net increase in loans payable - short-term	451,456	474,768	32,550
Proceeds from issuance of senior long-term debt	2,903,680	2,305,100	1,714,301
Repayments of senior long-term debt	(1,735,955)	(1,281,743)	(1,119,145)
Capital contribution from Parent	130,000	95,000
Dividends paid	(125,000)	(45,000)	(220,000)

Net cash provided by financing activities	1,624,181	1,548,125	407,706

Net increase in cash and cash equivalents	55,002	26,066	39,786

Cash and cash equivalents beginning of year	205,036	178,970	139,184

Cash and cash equivalents end of year	$260,038	$205,036	$178,970

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder’s Equity

(Thousands of Dollars)

				Accumulated Other
				Comprehensive Income (Loss)
					Unrealized
					Gains (Losses)
		Additional		Foreign	on Securities
	Common	Paid In	Retained	Currency	Available-
	Stock	Capital	Earnings	Translation	for-Sale	Total

Balance, December 31, 1998	$3,855	$189,438	$1,362,370	$(13,530)	$23,080	$1,565,213

Comprehensive income:
Net income			265,361			265,361
Other				3,955	(34,236)	(30,281)

Contributed subsidiary		7,259	12			7,271

Dividends			(220,000)			(220,000)

Balance, December 31, 1999	3,855	196,697	1,407,743	(9,575)	(11,156)	1,587,564

Comprehensive income:
Net income			241,054			241,054
Other				(1,645)	16,837	15,192

Capital contribution from Parent		95,000				95,000

Contributed subsidiary		20,605	(2,724)			17,881

Transfer of subsidiary			(60,171)		3,095	(57,076)

Dividends			(45,000)			(45,000)

Balance, December 31, 2000	3,855	312,302	1,540,902	(11,220)	8,776	1,854,615

Comprehensive income:
Net income			264,817			264,817
Other				(3,115)	12,436	9,321

Capital contribution from Parent		130,000				130,000

Transfer of subsidiaries			(22,904)			(22,904)

Dividends			(125,000)			(125,000)

Balance, December 31, 2001	$3,855	$442,302	$1,657,815	$(14,335)	$21,212	$2,110,849

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.         Significant Accounting Policies.

Principles of Consolidation.  The consolidated financial statements include the accounts of Wells Fargo Financial, Inc. (the “Company”) and subsidiaries (collectively, “Wells Fargo Financial”).  Intercompany accounts and transactions are eliminated.  The Company is a wholly-owned subsidiary of Wells Fargo Financial Services, Inc. (the “Parent”).  The Parent is a wholly-owned subsidiary of Wells Fargo & Company (“Wells Fargo”).

Effective December 21, 2001, after recording a charge of $21 million before tax to write down its investment in Argentina, the Company transferred the common stock at net book value of Finvercon U.S.A. and its wholly owned subsidiary, Finvercon S.A., to the Parent. The Company continues to provide financing to Finvercon S.A. At December 31, 2001 loans to Finvercon S.A. totaled $23.4 million.  All loans from Finvercon are fully guaranteed by the Parent.  In December 2001 the Company forgave $22.5 million of loans to enable Finvercon to meet minimum regulatory capital requirements in Argentina.  In accordance with the terms of the guarantee the obligation to repay the loans was assumed by the Parent.  As a result, at December 31, 2001 the Company had no exposure to Argentina.  At the time of the transfer, the subsidiaries had assets of $85.3 million.

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

On December 15, 1999, the business of Wells Fargo Financial Information Services, Inc. and its wholly-owned subsidiary (“WFFISI”) was transferred to the Parent at net book value for cash.

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

1.             Significant Accounting Policies, Continued.

Business Combinations.

Effective January 31, 2001, the Company acquired substantially all of the assets and assumed certain liabilities of Conseco Finance Vendor Services Corporation, a leasing company.  Total purchase price was approximately $423 million.  Conseco Finance Vendor Services Corporation had lease receivables outstanding of $825 million and had another $135 million of lease receivables under management at the time of the acquisition.

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

1.         Significant Accounting Policies, Continued.

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

Reclassification.  Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the presentation used in the 2001 financial statements.

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

In September 2000, the FASB issued Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title).  FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125’s provisions.  The collateral and disclosure provisions of FAS 140 were effective for year-end 2000 financial statements.  The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  There was no material impact on the Company’s financial statements as a result of the implementation.

2.         Securities Available-for-Sale.

The amortized cost and fair value of securities available-for-sale were:

	December 31, 2001		December 31, 2000
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
U.S. Treasury and federal agencies	$186,691	$191,552	$169,993	$172,720
States and political subdivisions	252,955	262,532	276,533	285,663
Mortgage-backed securities:
Federal agencies	145,098	147,528	127,579	127,775
Collateralized mortgage obligations	1,291	1,321	3,146	3,163

Total mortgage-backed securities	146,389	148,849	130,725	130,938
Other (primarily corporate bonds)	659,247	674,278	519,112	515,542

Total debt securities	1,245,282	1,277,211	1,096,363	1,104,863

Marketable equity securities	99,573	99,937	105,172	110,272

Total	$1,344,855	$1,377,148	$1,201,535	$1,215,135

The gross unrealized gains and losses of securities available-for-sale were:

	December 31, 2001		December 31, 2000
	Gross Unrealized		Gross Unrealized
	Gains	Losses	Gains	Losses
		(In Thousands)
U.S. Treasury and federal agencies	$5,456	$595	$3,452	$725
States and political subdivisions	9,814	237	9,490	360
Mortgage-backed securities:
Federal agencies	2,605	175	435	239
Collateralized mortgage obligations	32	2	24	7

Total mortgage-backed securities	2,637	177	459	246
Other (primarily corporate bonds)	16,354	1,323	5,620	9,190

Total debt securities	34,261	2,332	19,021	10,521

Marketable equity securities	8,332	7,968	13,179	8,079

Total	$42,593	$10,300	$32,200	$18,600

2.         Securities Available-for-Sale, Continued.

Maturities of mortgage-backed securities were estimated based upon anticipated payments.  The amortized cost and fair values of debt securities available-for-sale by maturity were:

	December 31, 2001
	Amortized	Fair
	Cost	Value
	(In Thousands)
In one year or less	$120,173	$122,478
After one year through five years	712,938	732,214
After five years through ten years	274,348	275,756
After ten years	137,823	146,763

Total	$1,245,282	$1,277,211

Total gross realized gains and losses from the sale of securities were $18,443,000 and $8,539,000, respectively, in 2001; $7,633,000 and $7,738,000, respectively, in 2000; and $11,080,000 and $3,494,000, respectively, in 1999.  The carrying amounts of securities on deposit under statutory or other requirements at December 31, 2001 and 2000, were $7,725,000 and $8,127,000 respectively.

Income from securities available-for-sale and cash equivalents was as follows:

	Years Ended December 31,
	2001	2000	1999
		(In Thousands)
Taxable interest	$64,438	$59,668	$59,076
Tax-exempt interest	13,254	13,751	14,056
Dividends	1,645	5,736	5,095

Total income	$79,337	$79,155	$78,227

3.          Finance Receivables.

Finance receivables are as follows:

	December 31,
	2001	2000
	(In Thousands)
United States consumer finance:
Real estate-secured loans	$2,984,226	$2,507,419
Consumer loans	1,483,055	1,460,746

Total loans	4,467,281	3,968,165

Sales finance contracts	1,228,396	1,295,147
Credit cards	1,341,039	1,148,486

Total United States consumer finance	7,036,716	6,411,798

Canadian consumer finance:
Real estate-secured loans	90,919	85,000
Consumer loans	461,668	452,581

Total loans	552,587	537,581

Sales finance contracts	585,725	497,379
Credit cards	24,494	21,298

Total Canadian consumer finance	1,162,806	1,056,258

Automobile finance	3,375,101	3,078,026

Leasing	1,290,658	442,665

Other	568,288	429,115

Total finance receivables	$13,433,569	$11,417,862

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

3.          Finance Receivables, Continued.

The amounts of cash payments applied to consumer receivables during the years ended December 31, 2001, 2000 and 1999 approximated $8,595,709,000; $7,096,119,000; and $6,982,735,000, respectively.  These amounts exceeded the amount contractually due because a substantial portion of such receivables are renewed, converted, or paid in full prior to maturity.  Unearned insurance premiums and insurance claims and policy reserves which pertain to Wells Fargo Financial’s consumer receivables were approximately $150,827,000 and $157,614,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001, contractual maturities of commercial receivables were as follows:  $432,263,000 were due in one year or less; $1,389,531,000 were due after one year through five years; and $37,152,000 were due after five years.  Substantially all commercial receivables have fixed interest rates.  Contractual maturities are not presented for the consumer receivables as it is the Company’s experience that a substantial portion of the consumer receivable portfolio is renewed or repaid before contractual maturity dates.

Receivables include Canadian receivables of $1,162,806,000 and $1,056,258,000 at December 31, 2001 and 2000, respectively, and Argentine receivables of $116,423,000 at December 31, 2000.

Non-accrual commercial receivables totaled $30,406,000 and $7,473,000 at December 31, 2001 and 2000, respectively.  The allowance for losses related to these commercial receivables was $1,520,000 and $374,000 at December 31, 2001 and 2000, respectively.  The average amount of non-accrual commercial receivables for the years ended December 31, 2001, 2000 and 1999 were $25,408,000, $6,326,000, and $5,221,000, respectively.

The effect of non-accrual commercial receivables on finance charges and interest are:

	Years Ended December 31,
	2001	2000	1999
		(In Thousands)
Finance charges and interest:
As originally contracted	$2,814	$365	$320
As recognized using the cash basis	1,237	315	267

4.          Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Years Ended December 31,
	2001	2000	1999
		(In Thousands)
Allowance for credit losses beginning of year	$462,555	$367,712	$350,984
Provision for credit losses charged to expense	526,136	358,308	272,136
Write-offs	(563,830)	(371,914)	(307,214)
Recoveries	79,122	57,993	51,806
Allowance related to businesses acquired or transferred, net	42,965	50,456
Allowance related to transfer of Finvercon U.S.A.	(25,000)

Allowance for credit losses end of year	$521,948	$462,555	$367,712

5.          Loans Payable - Short-term.

Commitment fees are paid to support bank credit agreements (lines of credit and revolving credit agreements).  The bank credit agreements amounted to $2,351,272,000 at December 31, 2001; the entire amount was available at that date.  Unused bank credit agreements are available to support outstanding commercial paper.  If all credit agreements in effect at December 31, 2001 were to remain in effect and unused throughout 2002, the Company would pay approximately $1,619,000 in commitment fees.

Weighted average annual interest rates and average debt outstanding for commercial paper and other short-term debt excluding short-term debt from affiliates are shown below:

Weighted average annual interest
rate on commercial paper and
other short-term debt:	2001	2000	1999
		(Dollars in Thousands)
At December 31,	2.44%	6.77%	5.98%

For the year	4.38	6.53	5.30

For the year after considering the effect of commitment fees	4.45	6.57	5.35

Average daily amount of commercial paper and other short-term debt outstanding during the year	$3,743,738	$2,781,357	$2,490,549

Maximum amount of commercial paper and other short-term debt outstanding at any month-end during the year	$4,725,254	$3,782,875	$3,126,791

The weighted average annual interest rate for the year was computed by dividing total interest expense on commercial paper and other short-term debt by the average daily amount of such debt outstanding.  The weighted average annual interest rate on short-term debt from affiliates for the years 2001, 2000, and 1999 was 4.04%, 6.47%, and 5.22% respectively.

6.          Senior Long-term Debt.

	December 31,
Senior long-term debt outstanding:	2001	2000
	(Dollars In Thousands)
Senior - United States:
5-1/2% due 2001	$	$150,000
6-3/8% due 2001		150,000
6.42% due 2001		38,605
7-3/4% due 2001		100,000
5.93% due 2001-2002	6,839	79,599
6-1/4% due 2002	200,000	200,000
6-3/8% due 2002	200,000	200,000
6-3/8% due 2002	250,000	250,000
7-7/8% due 2002	150,000	150,000
7.95% due 2002	100,000	100,000
8.56% due 2001-2002	1,667	3,333
5-3/8% due 2003	200,000	200,000
6-1/8% due 2003	150,000	150,000
6-3/8% due 2003	150,000	150,000
6.705% due 2002-2003	14,288	60,000
6.93% due 2001-2003	5,000	7,500
7.00% due 2003	150,000	150,000
7-1/4% due 2003	300,000	300,000
7-1/4% due 2002-2003	25,085
5.45% due 2004	500,000
6.00% due 2004	150,000	150,000
6-5/8% due 2004	250,000	250,000
6.70% due 2004	300,000	300,000
6.835% due 2003-2004	43,000	43,000
7.20% due 2004	100,000	100,000
7.36% due 2002-2004	116,364
6.10% due 2002-2005	56,206	56,206
6-3/4% due 2005	150,000	150,000
6.90% due 2004-2005	30,000	30,000
7.00% due 2005	300,000	300,000
7.48% due 2002-2005	97,991
7-1/2% due 2005	150,000	150,000
7.60% due 2005	300,000	300,000
7.69% due 2002-2005	14,852
7.88% due 2002-2005	14,852
6-1/8% due 2006	500,000
6-1/4% due 2007	100,000	100,000
6-3/8% due 2007	100,000	100,000
7.20% due 2007	150,000	150,000
5.875% due 2008	600,000
8.56% due 2002-2008	18,817
5-5/8% due 2009	200,000	200,000
6.85% due 2009	250,000	250,000
Floating rate debt, 2.10% to 2.331%, due 2002	450,000	300,000
Floating rate debt, 2.10% due 2003	500,000
Floating rate medium-term notes, 6.595% to 6.62%, due 2001		700,000
Medium-term notes, 6.20% to 7.47% due 2001-2007	50,000	200,000
Total senior - United States	7,394,961	6,268,243

6.          Senior Long-term Debt, Continued.

Senior long-term debt outstanding, continued

	December 31,
	2001	2000
Senior - Canada:	(Dollars In Thousands)

Floating rate medium-term notes,
5.97% to 6.01%, due 2001	$	$20,016
Medium-term notes, 5.10% to 6.70%,
due 2001 to 2008	750,675	680,544

Total senior - Canada	750,675	700,560

Senior — Affiliate, due 2002		255,870
Senior — Affiliate, due 2002	500,000
Senior — Affiliate, due 2011	200,000

Total senior long-term debt outstanding	$8,845,636	$7,224,673

Contractual maturities of long-term debt for the years 2002 through 2006 and thereafter are $1,951,987,000; $1,640,532,000; $1,618,184,000; $1,114,336,000; $766,976,000; and $1,753,621,000, respectively.  Certain long-term debt instruments, aggregating $438 million, are nonrecourse and are collateralized by an identified pool of finance receivables of approximately $504 million at December 31, 2001.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  Approximately $1.1 billion of consolidated stockholder’s equity was unrestricted at December 31, 2001.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  The Company was in compliance with the provisions of those debt instruments at December 31, 2001.

7.   Interest and Debt Expense.

Interest and debt expense is summarized as follows:

	Years Ended December 31,
	2001	2000	1999
		(In Thousands)
Short-term - affiliates	$23,726	$67,269	$17,245
Short-term - commercial paper and other	163,226	171,193	132,958
Long-term	493,746	394,505	363,142
Amortization of debt expense	4,316	6,477	6,718

Total interest and debt expense	$685,014	$639,444	$520,063

8.           Insurance Premiums and Claims.

Insurance premiums earned by the Company’s insurance subsidiaries are as follows:

	Years Ended December 31,
	2001	2000	1999
		(In Thousands)
Direct premiums earned	$56,828	$60,270	$460,779
Assumed premiums earned	60,219	59,328	150,754
Ceded premiums earned	(2,421)	(8,607)	(314,001)

Net premiums earned	$114,626	$110,991	$297,532

The following table presents an analysis of the Company’s insurance claims and policy reserves, reconciling beginning and ending balances.

	Years Ended December 31,
	2001	2000	1999
		(In Thousands)
Insurance claims and policy reserves at beginning of year	$34,978	$34,124	$29,750
Provision for insurance losses and loss expenses	40,674	42,135	196,532
Insurance losses and loss expense paid	(41,017)	(41,281)	(192,158)

Insurance claims and policy reserves at end of year	$34,635	$34,978	$34,124

Insurance loss and loss expenses have been reduced by recoveries recognized under reinsurance contracts of $201.6 million and $321.5 million for the years ended December 31, 2000 and 1999, respectively.

9.           Leased Assets and Lease Commitments.

The Company has commitments under noncancellable operating leases with terms ranging from three to seven years.  Minimum lease commitments under all lease agreements in force at December 31, 2001 are a follows:

(In Thousands)
2002	$26,001
2003	10,938
2004	6,850
2005	3,420
2006	1,141
Thereafter	2,635

Total	$50,985

Rental expense for all operating leases was $40.2 million, $38.5 million, and $41.9 million in 2001, 2000, and 1999, respectively.

10.         Income Taxes.

The Company and its subsidiaries are included in the consolidated federal income tax return of Wells Fargo.  Federal income taxes are allocated to the Company and its subsidiaries at the approximate amount which would have been computed on a separate return basis.  The Company’s foreign subsidiaries file separate federal and provincial returns in the local country.

At December 31, 2001, no federal income taxes had been provided on approximately $44 million of one of the United States life insurance subsidiary’s retained earnings since such taxes become payable only to the extent such retained earnings are distributed as dividends or to the extent prescribed by tax laws.  The life insurance subsidiary does not contemplate distributing dividends from these retained earnings.  The amount of unrecognized deferred tax liability at December 31, 2001, was $15.4 million.

Income taxes for the years 2001, 2000, and 1999 are composed of the following elements:

	Years Ended December 31,
	2001	2000	1999
		(In Thousands)
Current:
Federal	$104,243	$84,686	$79,505
State	6,523	9,023	5,253
Foreign	21,547	37,238	48,112
Deferred:
Federal and state	26,560	7,887	16,320

Total income taxes	$158,873	$138,834	$149,190

Income before taxes from operations outside the United States was $18.8 million, $46.5 million, and $31.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

10.         Income Taxes, Continued.

The Company had a net deferred tax asset of $62,290,000 and $111,262,000 at December 31, 2001 and 2000, respectively.  The tax effect of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below:

	December 31,
	2001	2000
	(In Thousands)
Deferred Tax Assets
Allowance for loan losses	$155,788	$140,518
Net tax-deferred expenses	20,232	16,789
Other	650	2,072
Total deferred tax assets	176,670	159,379

Deferred Tax Liabilities
Leasing	20,219	19,509
Purchased intangibles	49,853	6,557
FAS 115 adjustment	11,081	4,825
Other	33,227	17,226
Total deferred tax liabilities	114,380	48,117

Net Deferred Tax Asset	$62,290	$111,262

The Company has determined that it is not required to establish a valuation reserve for any of the deferred tax assets since it is more likely than not that these assets will be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies.

The deferred tax asset\liability related to unrealized gains and losses on securities available for sale had no impact on 2001, 2000 or 1999 income tax expense as these gains and losses, net of taxes, were recorded in accumulated other comprehensive income.

10.         Income Taxes, Continued.

The effective income tax rates for the years ended December 31, 2001, 2000, and 1999 differed from the statutory federal income tax rate in the United States for the following reasons:

	Percent of Pretax Income for the
	Years Ended December 31,
	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
Change due to:
State taxes	1.3	1.7	1.4
Goodwill	0.5	0.6	0.6
Tax-exempt income	(1.0)	(1.2)	(1.5)
Other, net	1.7	0.4	0.5

Effective tax rate	37.5%	36.5%	36.0%

11.         Employee Benefits.

The Company has a defined benefit pension plan which covers United States employees who meet certain age and service requirements.  Pension benefits provided are based on the employee’s highest compensation in three consecutive years during the last ten calendar years of employment.  Benefits accrue under this plan at a rate of 1 - 1/4% for each year of service. The plan holds single premium annuity contracts issued by one of the Company’s life insurance subsidiaries.  Annual benefits paid to retirees covered by the contracts were approximately $1,600,000, $1,700,000 and $1,700,000 in 2001, 2000 and 1999, respectively.

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

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements, Continued

11.   Employee Benefits, Continued.

The following table shows the changes in the benefit obligation and the fair value of plan assets during 2001 and 2000 and the amounts included in the Company’s balance sheet as of December 31, 2001 and 2000 for the Company’s defined benefit pension and other postretirement benefit plans:

	December 31, 2001		December 31, 2000

Pension

Other

Pension

Other

	benefits	benefits	benefits	benefits
		(In Thousands)

Change in benefit obligation:

Benefit obligation at beginning of year	$133,365	$73,632	$118,261	$61,141
Service cost	7,196	5,894	6,350	5,629
Interest cost	10,540	5,460	9,432	5,153
Plan participants’ contributions		184		142
Amendments	6,060
Actuarial loss (gain)	5,252	(27,398)	6,630	3,210
Benefits paid	(6,964)	(1,630)	(6,490)	(1,551)
Translation adjustment	(1,478)	(186)	(818)	(92)

Benefit obligation at end of year	$153,971	$55,956	$133,365	$73,632

Change in plan assets:
Fair value of plan assets at beginning of year*	$165,341	$28,849	$151,544	$22,953
Actual return on plan assets	8,749	1,462	16,528	1,583
Employer contributions	7,935	5,851	4,506	5,722
Plan participants’ contributions		184		142
Benefits paid	(6,964)	(1,630)	(6,490)	(1,551)
Translation adjustment	(1,203)		(747)

Fair value of plan assets at end of year*	$173,858	$34,716	$165,341	$28,849

Funded status	$19,887	$(21,239)	31,977	(44,784)
Unrecognized net actuarial (gain) loss	2,304	(29,242)	(9,166)	(3,635)
Unrecognized net transition obligation (asset)	(481)	12,929	(628)	14,145
Unrecognized prior service cost	7,762	2,764	1,969	2,947

Prepaid (accrued) benefit cost	$29,472	$(34,788)	$24,152	$(31,327)

*     Consists primarily of marketable bonds and debentures and obligations of the United States government and its agencies.

11.   Employee Benefits, Continued.

The following table sets forth the components of net periodic benefit cost:

	Years Ended December 31,
	2001		2000		1999

Pension

Other

Pension

Other

Pension

Other

	benefits	benefits	benefits	benefits	benefits	benefits
			(In Thousands)
Service cost	$7,196	$5,894	$6,350	$5,629	$7,404	$6,002
Interest cost	10,540	5,460	9,432	5,153	8,834	4,617
Expected return on plan assets	(14,593)	(1,403)	(13,393)	(1,110)	(11,819)	(1,008)
Recognized net actuarial (gain) loss (1)	(468)	(1,871)	(1,649)	(846)	3,080	1,384
Amortization of prior service
cost	191	182	189	182	122	182
Amortization of unrecognized
transition obligation (asset)	(114)	1,171	(193)	1,174	(193)	1,174

Net period benefit cost	$2,752	$9,433	$736	$10,182	$7,428	$12,351

(1)   Net gains and losses are amortized over five years.

The weighted-average assumptions used in calculating the amounts above for the United States plans were, as of December 31, 2001 and 2000:

	December 31, 2001		December 31, 2000

Pension

Other

Pension

Other

	benefits	benefits	benefits	benefits

Discount rate	7.5%	7.5%	7.5%	7.5%
Expected return on plan assets	9.0	5.0	9.0	5.0
Rate of compensation increase	5.0		5.0

The weighted-average assumptions used in calculating the amounts above for the Canadian plans were, as of December 31, 2001 and 2000:

	December 31, 2001		December 31, 2000

Pension

Other

Pension

Other

	benefits	benefits	benefits	benefits

Discount rate	6.6%	6.6%	7.0%	7.0%
Expected return on plan assets	8.0		8.0
Rate of compensation increase	4.6		5.6

11.       Employee Benefits, Continued.

The assumed health care cost trend rate used in measuring the United States plan’s accumulated postretirement benefit obligation as of December 31, 2001 was 8% for 2002, after which it decreases each successive year until it reaches 5.5% in 2006.  The Canadian plan assumed a 2002 health care trend of 9% decreasing each successive year until it reaches 5% in 2010.  Increasing the assumed health care trend by one percentage point in each year would increase the combined accumulated postretirement benefit obligation as of December 31, 2001 by $9.5 million and the aggregate of the combined interest cost and service cost components of the net periodic benefit cost for 2001 by $2.8 million.  Decreasing the assumed health care trend by one percentage point in each year would decrease the combined accumulated postretirement benefit obligation as of December 31, 2001 by $7.5 million and the aggregate of the combined interest cost and service cost components of the net benefit periodic cost for 2001 by $2.1 million.

The Company also has a defined contribution thrift and profit sharing plan whereby each eligible United States employee may make basic contributions up to 6% of his or her compensation and supplemental contributions up to an additional 4%.  The Company makes a matching contribution of $1.00 for every dollar of the basic employee contribution made during the year and not withdrawn.  The Company may also make a discretionary profit sharing contribution on the basic employee contribution.  Contribution expense for the Company was $25,238,000, $21,881,000, and $18,418,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

12.         Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Cash paid for:
Interest	$672,411	$619,568	$498,006
Income taxes	169,694	87,017	191,045

13.         Concentrations of Credit Risk.

The Company and its subsidiaries are primarily engaged in the consumer and automobile finance business.  The average balance outstanding with any individual customer is not significant.  At December 31, 2001, the Company had 1,118 consumer and automobile finance offices in 47 states, Guam, Saipan, Puerto Rico, and all ten Canadian provinces compared with 1,138 consumer and automobile finance offices in 47 states, Guam, Saipan, Puerto Rico, and all ten Canadian provinces at December 31, 2000.  Credit cards are issued by Wells Fargo Financial Bank to customers located nationwide.  Wells Fargo Financial National Bank issues private label and dual-line Co-Branded credit cards nationwide.

13.           Concentrations of Credit Risk, Continued.

A subsidiary of the Company provides financing via secured lines of credit to consumer finance companies who in turn provide financing to their customers.  In addition, another subsidiary of the Company provides lease financing and other leasing services nationwide for a variety of commercial equipment with an emphasis on office equipment.

14.           Segment Information.

The Company has four reportable segments: U.S. consumer finance, Canadian consumer finance, automobile finance and leasing.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 769 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries. Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 160 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 189 branches in 33 states and Puerto Rico.  Leasing operations specialize in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  Results from insurance operations are included in the appropriate segment.  In 2001, the financial information of the automobile finance operations in Puerto Rico was reclassed from the Automobile Finance segment to the other segments.  The financial information for the prior years was also restated to conform to this presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1).  The Company accounts for intersegment sales and transfers as if the sales or transfer were to third parties, that is, at current market prices.

Selected financial information for each segment is shown below:

	U.S.	Canadian
	Consumer	Consumer	Automobile
	Finance	Finance	Finance	Leasing	Other*	Total
			(In Thousands)
2001:
Finance charges and interest	$1,232,718	$247,651	$530,547	$145,129	$65,301	$2,221,346
Interest expense	390,735	47,611	165,803	54,822	26,043	685,014
Total income	1,506,669	271,625	562,743	173,215	108,241	2,622,493
Income tax expense (benefit)	103,433	18,424	27,719	14,099	(4,802)	158,873
Net income (loss)	162,342	35,999	48,814	25,308	(7,646)	264,817
Total assets	8,898,501	1,393,727	3,593,164	1,423,421	600,449	15,909,262

2000:
Finance charges and interest	$1,120,852	$246,499	$413,929	$53,194	$61,601	$1,896,075
Interest expense	410,580	52,742	126,958	21,693	27,471	639,444
Total income	1,369,397	279,575	430,280	58,241	95,991	2,233,484
Income tax expense	85,977	16,168	28,572	5,106	3,011	138,834
Net income	148,553	29,260	48,253	9,217	5,771	241,054
Total assets	8,075,630	1,201,952	3,368,084	420,664	510,418	13,576,748

14.                                 Segment Information, Continued.

	U.S.	Canadian
	Consumer	Consumer	Automobile
	Finance	Finance	Finance	Leasing	Other*	Eliminations	Total
				(In Thousands)
1999:
Finance charges and interest	$920,551	$237,883	$390,410	$49,307	$39,290		$1,637,441
Interest expense	316,100	47,375	110,750	30,173	15,665		520,063
Intersegment income					43,281	(43,281)
Total income	1,164,706	263,541	408,828	54,562	335,908	(43,281)	2,184,264
Income tax expense	81,581	17,718	26,378	2,176	21,337		149,190
Net income	146,700	32,186	45,431	5,176	35,868		265,361
Total assets	6,776,226	1,162,366	2,438,864	369,911	536,046		11,283,413

* Information from other segments below the quantitative threshold are attributable to information services operations, miscellaneous insurance companies, collection services, operations in Argentina, and commercial finance operations, including rediscounting.

The following information is shown by geographic area:

			All Other
	United States	Canada	Countries	Total
		(In Thousands)
2001
Total income	$2,296,401	$284,266	$41,826	$2,622,493
Net income (loss)	241,640	36,424	(13,247)	264,817
Long-lived assets	87,883	6,134		94,017
Total assets	14,372,575	1,430,035	106,652	15,909,262

2000:
Total income	$1,903,168	$281,198	$49,118	$2,233,484
Net income	197,837	29,325	13,892	241,054
Long-lived assets	55,009	6,773	1,869	63,651
Total assets	12,141,699	1,213,267	221,782	13,576,748

1999:
Total income	$1,878,306	$263,541	$42,417	$2,184,264
Net income (loss)	234,660	32,186	(1,485)	265,361
Long-lived assets	59,633	8,148	1,593	69,374
Total assets	9,935,576	1,162,366	185,471	11,283,413

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

Finance Receivables and Notes Receivable - Affiliates.  The interest rates on the receivables outstanding at December 31, 2001 and 2000, are consistent with the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  As a result, the carrying value is a reasonable estimate of fair value.

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

Long-term Debt.  Based on quoted market rates for the same or similar issues of debt or on current rates offered to the Company for similar debt of the same remaining maturities, the fair value of long-term debt is $9,104,365,000 as of December 31, 2001 and $7,262,791,000 as of December 31, 2000.

16.         Related Parties.

Notes receivable - affiliates were $636,588,000 and $505,386,000 at December 31, 2001 and 2000, respectively.  Notes receivable - affiliates include a combination of short-term and long-term notes receivable.  At December 31, 2001, Wells Fargo Financial, Inc. had loans of $378 million to an affiliate, Island Finance Puerto Rico, Inc. The loans have a weighted average interest rate of 9.00% and mature in 2002 and 2007.  The remainder of notes outstanding at December 31, 2001 and 2000, earn interest at rates that approximate the cost of borrowings of the Company.

Income from affiliates was $31,608,000; $45,328,000; and $48,783,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Wells Fargo Financial Information Services, Inc. (“WFFISI”) provides information services to the Company.  On December 15, 1999 the business of WFFISI was transferred from the Company to the Parent at net book value for cash.  Fees paid to WFFISI were $34,854,000 and $37,381,000 for the years ended December 31, 2001 and 2000, respectively.

Management fees paid to Wells Fargo were $10,392,000; $10,154,000; and $6,027,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

18.         Selected Quarterly Financial Data (Unaudited).

Selected quarterly financial data for 2001 and 2000 were as follows:

		Interest	Provision
	Total	and Debt	for Credit	Net
	Income	Expense	Losses	Income
		(In Thousands)
March 31, 2001	$637,426	$189,764	$108,435	$64,802
June 30, 2001	645,497	178,925	120,606	64,779
September 30, 2001	666,235	171,072	133,638	67,568
December 31, 2001	673,335	145,253	163,457	67,668

March 31, 2000	525,113	143,545	77,359	54,137
June 30, 2000	527,051	152,254	72,584	57,130
September 30, 2000	582,945	170,268	102,154	62,235
December 31, 2000	598,375	173,377	106,211	67,552

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

Omitted in accordance with General Instruction I (2) (c).

PART IV

Item 14.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                The following documents are filed as part of this report:

(1)                Financial Statements:

                              a.   Consolidated balance sheets as of December 31, 2001 and 2000.

                              b.   Consolidated statements of income for the years ended December 31, 2001, 2000, and 1999.

                              c.   Consolidated statements of comprehensive income for the years ended December 31, 2001, 2000, and 1999.

                              d.   Consolidated statements of cash flows for the years ended December 31, 2001, 2000, and 1999.

                          e.   Consolidated statements of stockholder’s equity for the years ended December 31, 2001, 2000 and 1999.

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

                              *(12)         Computation of ratios of earnings to fixed charges for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.

                              *(23.1)      Consent of KPMG LLP.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

WELLS FARGO FINANCIAL, INC.

By	\s\ Dennis E. Young
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 26th day of March, 2002.

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
Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	PAGE NO.

12	Computation of ratios of earnings	Electronic
	to fixed charges for the years ended	Transmission
December 31, 2001, 2000, 1999,
1998 and 1997.

23.1	Consent of KPMG LLP.	Electronic
Transmission