Form 10-K405/A
period 2001-12-31
WELLS FARGO FINANCIAL INC
filed 2002-03-29
CIK 708481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549-1004

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common Stock (Without Par Value): 1,000 shares outstanding as of March 29, 2002.

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

Operating expenses increased 17% in 2001 and 3% in 2000 ($943.3 million in 2001 compared with $808.6 million in 2000 and $781.4 million in 1999).  A breakdown of operating expenses between salaries and benefits and all other operating expenses is shown below, (dollars in thousands):

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

WELLS FARGO FINANCIAL, INC.

By	\s\ Dennis E. Young
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on the 29th day of March, 2002.

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