Form 10-Q
period 2002-03-31
WELLS FARGO FINANCIAL INC
filed 2002-05-06
CIK 708481

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Form 10-Q

For Quarter Ended                  March 31, 2002                       Commission file number                2-80466

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock (without par value):  1,000 shares outstanding as of May 3, 2002.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	March 31 ,	December 31,
	2002	2001
Assets
Cash and cash equivalents	$220,937	$260,038

Securities available-for-sale	1,421,877	1,377,148

Finance receivables	13,965,944	13,433,569

Less allowance for credit losses	533,900	521,948

Finance receivables — net	13,432,044	12,911,621

Notes receivable — affiliates	604,018	636,588

Property and equipment (at cost, less accumulated depreciation of $89,839 for 2002 and $87,299 for 2001)	104,782	94,017

Deferred income taxes	97,094	62,290

Goodwill	342,243	335,990

Other assets	210,870	231,570

Total assets	$16,433,865	$15,909,262

See accompanying notes to consolidated financial statements.

	March 31,	December 31,
	2002	2001
Liabilities and Stockholder’s Equity
Loans payable — short-term:
Commercial paper	$4,022,244	$4,067,707
Affiliates	86,600	64,600
Other	113,229	93,742
Unearned insurance premiums and commissions	128,720	133,465
Insurance claims and policy reserves	33,723	34,635
Accrued interest payable	124,170	131,752
Other liabilities	506,175	426,876
Long-term debt:
Senior	8,068,212	8,145,636
Affiliate	1,200,000	700,000

Total liabilities	14,283,073	13,798,413

Stockholder’s equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	442,302	442,302
Retained earnings	1,711,722	1,657,815
Accumulated other comprehensive income (loss), net of income taxes	(7,087)	6,877

Total stockholder’s equity	2,150,792	2,110,849

Total liabilities and
stockholder’s equity	$16,433,865	$15,909,262

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,
	2002	2001
Income:

Finance charges and interest	$562,129	$542,833

Insurance premiums and commissions	29,185	30,340

Other income	65,464	64,253

Total income	656,778	637,426

Expenses:

Operating expenses	238,639	216,331

Goodwill amortization		8,908

Interest and debt expense	142,600	189,764

Provision for credit losses	140,062	108,435

Insurance losses and loss expenses	11,410	11,264

Total expenses	532,711	534,702

Income before income taxes	124,067	102,724

Income taxes	45,160	37,922

Net income	$78,907	$64,802

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,
	2002	2001
Net income	$78,907	$64,802

Other comprehensive income (loss) before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(16,488)	16,206
Reclassification adjustment for net gains included in net income	(4,490)	(2,110)

	(20,978)	14,096

Foreign currency translation adjustment	(144)	(2,432)

Other comprehensive income (loss) before income taxes	(21,122)	11,664

Income tax expense (benefit) related to unrealized gains/losses on securities available-for-sale	(7,158)	4,884
Other comprehensive income (loss), net of income taxes	(13,964)	6,780

Comprehensive income	$64,943	$71,582

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$78,907	$64,802
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of transferred subsidiaries:
Provision for credit losses	140,062	108,435
Depreciation and amortization	4,088	13,053
Deferred income taxes	(25,931)	3,721
Other assets	7,359	35,456
Unearned insurance premiums and commissions	(4,745)	799
Insurance claims and policy reserves	(912)	180
Accrued interest payable	(7,582)	(345)
Other payables to affiliates	52,815	(12,060)
Other liabilities	26,458	7,969

Net cash provided by operating activities	270,519	222,010

Cash flows from investing activities:
Finance receivables:
Principal collected	2,692,046	2,264,657
Receivables originated or purchased	(3,070,413)	(2,372,766)
Proceeds from sales of securities	159,030	93,161
Proceeds from maturities of securities	28,496	43,018
Purchases of securities	(248,995)	(193,620)
Net additions to property and equipment	(14,532)	(4,714)
Net decrease (increase) in notes receivable — affiliates	32,570	(157,465)
Cash and cash equivalents of subsidiary transferred		(1,567)
Net cash used for acquisitions	(280,756)	(324,573)
Other	46,015	(50,067)

Net cash used by investing activities	(656,539)	(703,936)

Cash flows from financing activities:
Net decrease in loans payable — short term	(3,976)	(37,147)
Proceeds from issuance of long term debt:
Senior	400,000	581,364
Affiliate	500,000	244,130
Repayment of senior long-term debt	(524,105)	(409,389)
Capital contribution by parent		130,000
Dividends paid	(25,000)

Net cash provided by financing activities	346,919	508,958

Net (decrease) increase in cash and cash equivalents	(39,101)	27,032

Cash and cash equivalents beginning of period	260,038	205,036

Cash and cash equivalents end of period	$220,937	$232,068

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder’s Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other
				Comprehensive Income (Loss)
					Unrealized Gains
		Additional		Foreign	(Losses) on Securities
	Common	Paid In	Retained	Currency	Available-
	Stock	Capital	Earnings	Translation	for-Sale	Total

Balance, December 31, 2000	$3,855	$312,302	$1,540,902	$(11,220)	$8,776	$1,854,615

Comprehensive income (loss):
Net income			64,802			64,802
Other				(2,432)	9,212	6,780

Capital contribution from parent		130,000				130,000

Transfer of subsidiary			(4,759)			(4,759)

Balance, March 31, 2001	$3,855	$442,302	$1,600,945	$(13,652)	$17,988	$2,051,438

Balance, December 31, 2001	$3,855	$442,302	$1,657,815	$(14,335)	$21,212	$2,110,849

Comprehensive income (loss):
Net income			78,907			78,907
Other				(144)	(13,820)	(13,964)

Dividends			(25,000)			(25,000)

Balance, March 31, 2002	$3,855	$442,302	$1,711,722	$(14,479)	$7,392	$2,150,792

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the accounting policies set forth in Wells Fargo Financial, Inc.’s 2001 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.             Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  Approximately $884.3 million of consolidated stockholder’s equity was unrestricted at March 31, 2002.

3.             Other Income.

Income from affiliates was $10.6 million and $11.4 million for the three months ended March 31, 2002 and 2001,  respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $19.3 million and $19.0 million for the three months ended March 31, 2002 and 2001, respectively.

4.             Finance Receivables.

Finance receivables are as follows:

	March 31,	December 31,
(In Thousands)	2002	2001
United States consumer finance:
Real estate-secured loans	$3,206,042	$2,984,226
Consumer loans	1,408,084	1,483,055

Total loans	4,614,126	4,467,281

Sales finance contracts	1,147,228	1,228,396
Credit cards	1,380,109	1,341,039

Total United States consumer finance	7,141,463	7,036,716

Canadian consumer finance:
Real estate-secured loans	96,037	90,919
Consumer loans	460,060	461,668

Total loans	556,097	552,587

Sales finance contracts	579,288	585,725
Credit cards	24,179	24,494

Total Canadian consumer finance	1,159,564	1,162,806

Automobile finance	3,478,789	3,375,101

Leasing	1,262,526	1,290,658

Other	923,602	568,288

Total finance receivables (1)	$13,965,944	$13,433,569

(1)          Outstanding receivable balances at March 31, 2002 and December 31, 2001 are net of unearned income, including net deferred fees, of $2.30 billion and $2.25 billion, respectively.  Non-accrual finance receivables were $70.0 million at March 31, 2002 compared with $76.0 million at December 31, 2001.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $161.2 million at March 31, 2002 compared with $172.4 million at December 31, 2001.

5.                                       Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Three Months Ended March 31,
(In Thousands)	2002	2001
Allowance for credit losses beginning of period	$521,948	$462,555

Provision for credit losses charged to expense	140,062	108,435

Write-offs	(148,648)	(127,519)

Recoveries	23,611	20,028

Allowance related to business combinations and other	(3,073)	39,575

Allowance for credit losses end of period	$533,900	$503,074

6.                                       Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Three Months Ended March 31,
(In Thousands)	2002	2001
Cash paid for:
Interest	$153,354	$184,928
Income taxes	9,830	40,423

7.             Segment Information.

The Company has four reportable segments: U.S. consumer finance, Canadian consumer finance, automobile finance, and leasing.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 768 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 162 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 189 branches in 33 states and Puerto Rico.  Leasing operations specialize in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:

(In Thousands)

	U.S. Consumer		Canadian Consumer		Automobile
	Finance		Finance		Finance		Leasing		Other*		Total
Three Months Ended
March 31,:	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Finance charges and interest	$314,233	$304,082	$63,954	$60,926	$137,127	$129,920	$37,028	$32,021	$9,787	$15,884	$562,129	$542,833
Total income	375,869	370,589	70,224	67,427	145,303	137,334	45,515	37,210	19,867	24,866	656,778	637,426
Net income	43,170	31,799	11,530	10,308	14,492	11,444	8,790	8,183	925	3,068	78,907	64,802
Total assets	8,957,203	8,248,182	1,410,128	1,066,770	3,732,021	3,403,378	1,400,158	1,394,597	934,355	575,709	16,433,865	14,688,636

*                 Information from other segments below the quantitative threshold are attributable to miscellaneous insurance companies, collection services, operations in Argentina (2001 only) and commercial finance operations including rediscounting.

8.             Recent Accounting Standards.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001, continued to be amortized through the income statement.  Effective January 1, 2002, goodwill amortization ceased.

As required by the statement, goodwill was assessed for impairment at the reporting unit level by applying a fair-value-based test during the first quarter of 2002.  The Company determined no goodwill impairment had occurred in its reporting units.

“Adjusted Earnings” — FAS 142 Transitional Disclosure

Effective January 1, 2002, the amortization of goodwill was discontinued.  The table below reconciles reported earnings for first quarter 2001 to “adjusted” earnings, which exclude goodwill amortization.

	Quarter ended	Quarter ended
	March 31, 2002	March 31, 2001
	Reported	Reported	Goodwill	“Adjusted”
(in thousands)	earnings	earnings	amortization	earnings

Income before income tax expense	$124,067	$102,724	$8,908	$111,632
Income tax expense	45,160	37,922	2,713	40,635

Net income	$78,907	$64,802	$6,195	$70,997

9.             Goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

(In Thousands)	U.S.	Canadian
	Consumer Finance	Consumer Finance	Automobile Finance	Leasing	Other	Total

Balance as of January 1, 2002	$12,894	$33,864	$178,815	$110,417	$	$335,990

Goodwill acquired					6,333	6,333

Changes due to exchange rates		(80)				(80)

Balance as of March 31, 2002	$12,894	$33,784	$178,815	$110,417	$6,333	$342,243

The additional goodwill resulted from the purchase of the rediscount operations of Washington Mutual Bank, FA on March 28, 2002.

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

Wells Fargo Financial’s net income for the first three months of 2002 was $78.9 million compared with $64.8 million for the first three months of 2001.  Wells Fargo Financial adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill amortization ceased.  Net income in the first quarter of 2001 included $6.2 million of goodwill amortization (net of tax).  Excluding amortization of goodwill, net income for the first three months of 2002 was $78.9 compared with $71.0 million for the first three months of 2001.

Well’s Fargo Financial’s total income (revenue) increased 3% for the first three months ($656.8 million in the first three months of 2002 compared with $637.4 million in the first three months of 2001).

Income from finance charges and interest increased 4% for the first three months ($562.1 million in the first three months of 2002 compared with $542.8 million in the first three months of 2001).  Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables.  In total, average finance receivables outstanding in the first three months of 2002 increased 12% from the first three months of 2001; average U.S. consumer finance receivables outstanding increased 9%, average Canadian consumer finance receivables outstanding increased 12%, average automobile finance receivables outstanding increased 9%, average leasing finance receivables outstanding increased 28%, and average other finance receivables outstanding increased 34%.

	2002	2001
Rate of charge on finance receivables:

U.S. consumer finance	17.76%	18.78%
Canadian consumer finance	22.08	23.53
Automobile finance	16.16	16.76
Leasing	11.60	12.81
Other	6.82	14.84
Total	16.68	18.03

The increase in income from finance charges and interest was due to growth in average receivables outstanding.  Growth in average receivables for U.S. consumer finance, Canadian consumer finance and automobile finance was due to regular business activity.  The increase in average leasing finance receivables was due primarily to the purchase of Conseco Finance Vendor Services Corporation on January 31, 2001.  The majority of the increase in other average receivables was due to significant receivable growth of the rediscounting operations.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in the portfolio mix.  The decline in the earned rate of charge for other finance receivables occurred due to the change in portfolio mix occurring due to the growth of rediscounting operations and the transfer of the Company’s operations in Argentina to its parent during December 2001.

Other income increased 2% ($65.5 million in the first three months of 2002 compared with $64.3 million in the first three months of 2001).  The increase in other income was due predominantly to additional fee income originating from the companies acquired in the past year and realized gains on the sale of securities.

Operating expenses increased 10% ($238.6 million in the first three months of 2002 compared with $216.3 million in the first three months of 2001).  The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion and acquisitions.

Interest and debt expense decreased 25% ($142.6 million in the first three months of 2002 compared with $189.8 million in the first three months of 2001).  Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.  Average total outstanding borrowings in the first three months of 2002 increased 19% from the first three months of 2001.

	Three Months Ended March 31,
	2002	2001
Costs of funds:

Short-term	2.11%	6.11%
Long-term	6.08	6.66
Total	4.77	6.49

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and notes receivable - affiliates increased 12% from the first three months of 2001.

Provision for credit losses increased 29% ($140.1 million in the first three months of 2002 compared with $108.4 million in the first three months of 2001).  Net write-offs increased 16% ($125.0 million in the first three months of 2002 compared with $107.5 million in the first three months of 2001).  The increase was due primarily to higher write-offs in the Company’s automobile finance business (see following table).

	Three Months
	Ended March 31,
	2002	2001
Net write-offs, not annualized, as a percentage of average net receivables outstanding:
U.S. consumer finance	1.00%	1.02%
Canadian consumer finance	1.06	1.02
Automobile finance	.99	.75
Leasing	.57	.58
Other	.20	.32
Total	.93	.89

During 2002, the provision for credit losses exceeded net write-offs by $15.0 million.  At March 31, 2002, the Company had an allowance for credit losses of $533.9 million (3.82% of receivables) compared with $521.9 million (3.89% of receivables) at December 31, 2001.  There were no material changes in estimation methods and assumptions during 2002 and 2001.  Non-accrual finance receivables were $70.0 million at March 31, 2002 compared with $76.0 million at December 31, 2001.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $161.2 million at March 31, 2002 compared with $172.4 million at December 31, 2001.  The process of determining the allowance for credit losses is a critical accounting policy of the Company.  The process requires subjective and complex judgements by management.  Assumptions about economic conditions, unemployment rates, and projected write-offs are factors considered when evaluating the allowance for losses.  Management believes the allowance for credit losses at March 31, 2002, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.  However, no assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the portfolio, in light of the factors then prevailing, including economic conditions and the ongoing examination process by the Company will not require significant increases in the allowance for losses.

Income taxes increased 19% ($45.2 million in the first three months of 2002 compared with $37.9 million in the first three months of 2001).  Income before income taxes increased 21% ($124.1 million in the first three months of 2002 compared with $102.7 million in the first three months of 2001.)  The effective tax rate was 36.4% for the first three months of 2002 and 36.9% for the first three months of 2001.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At March 31, 2002, lines of credit and revolving credit agreements totaling $2,751 million were being maintained at 19 domestic and international banks; the entire amount was available on that date.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings.  At March 31, 2002, federal funds availability at the two banks was $435 million.

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

PART II.  OTHER INFORMATION

WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

Three Months Ended	Years Ended December 31,
March 31, 2002	2001	2000	1999	1998	1997
1.85	1.61	1.58	1.78	1.72	2.00

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges.  Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the three months ended March 31, 2002.

(b)  Reports on 8-K

On January 28, 2002, the Company filed a current report on Form 8-K related to entering into a distribution agreement with certain agents providing for the sale from time to time of the Company’s Medium-Term Notes.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.

Date: May 3, 2002

	By	/s/ Eric Torkelson
Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)