Form 10-Q
period 2002-06-30
WELLS FARGO FINANCIAL INC
filed 2002-08-12
CIK 708481

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	June 30, 2002	Commission file number	2-80466

Wells Fargo Financial, Inc.
(Exact name of registrant as specified in its charter)

Iowa	42 1186565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Eighth Street, Des Moines, Iowa

50309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(515) 243-2131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes         ☒       No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock (without par value):  1,000 shares outstanding as of August 12, 2002.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	June 30, 2002	December 31, 2001
Assets

Cash and cash equivalents	$199,837	$260,038

Securities available-for-sale	1,450,448	1,377,148

Finance receivables	14,834,934	13,433,569

Less allowance for credit losses	584,315	521,948

Finance receivables - net	14,250,619	12,911,621

Notes receivable - affiliates	609,479	636,588

Property and equipment (at cost, less accumulated depreciation of $94,840 for 2002 and $87,299 for 2001)	124,074	94,017

Deferred income taxes	74,571	62,290

Goodwill	343,995	335,990

Other assets	236,526	231,570

Total assets	$17,289,549	$15,909,262

See accompanying notes to consolidated financial statements.

	June 30, 2002	December 31, 2001
Liabilities and Stockholder’s Equity

Loans payable - short-term:
Commercial paper	$4,021,638	$4,067,707
Affiliates	46,600	64,600
Other	113,416	93,742
Unearned insurance premiums and commissions	134,460	133,465
Insurance claims and policy reserves	34,430	34,635
Accrued interest payable	131,120	131,752
Other liabilities	483,928	426,876
Long-term debt:
Senior	8,901,022	8,145,636
Affiliate	1,200,000	700,000

Total liabilities	15,066,614	13,798,413

Stockholder’s equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	442,302	442,302
Retained earnings	1,761,858	1,657,815
Accumulated other comprehensive income, net of income taxes	14,920	6,877

Total stockholder’s equity	2,222,935	2,110,849

Total liabilities and stockholder’s equity	$17,289,549	$15,909,262

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income:

Finance charges and interest	$577,827	$548,612	$1,139,956	$1,091,445

Insurance premiums and commissions	29,179	29,984	58,364	60,324

Other income	70,670	66,901	145,649	131,154

Total income	677,676	645,497	1,343,969	1,282,923

Expenses:

Operating expenses	234,815	222,397	473,454	438,728

Goodwill amortization		9,431		18,339

Interest and debt expense	159,480	178,925	311,595	368,689

Provision for credit losses	158,773	120,606	298,835	229,041

Insurance losses and loss expenses	12,948	9,884	24,358	21,148

Total expenses	566,016	541,243	1,108,242	1,075,945

Income before income taxes	111,660	104,254	235,727	206,978

Income taxes	41,524	39,475	86,684	77,397

Net income	$70,136	$64,779	$149,043	$129,581

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income	$70,136	$64,779	$149,043	$129,581

Other comprehensive income (loss), before income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	20,943	(3,148)	4,455	13,058
Reclassification adjustment for net losses (gains) included in net income	6,847	840	2,357	(1,270)

	27,790	(2,308)	6,812	11,788

Foreign currency translation adjustment	3,792	2,101	3,648	(331)

Other comprehensive income (loss) before income taxes	31,582	(207)	10,460	11,457

Income tax expense (benefit) related to unrealized gains (losses) on securities available-for-sale	9,575	(879)	2,417	4,005
Other comprehensive income, net of income taxes	22,007	672	8,043	7,452

Comprehensive income	$92,143	$65,451	$157,086	$137,033

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Thousands of Dollars)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$149,043	$129,581
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	298,835	229,041
Depreciation and amortization	8,463	26,660
Deferred income taxes	(12,680)	3,892
Other assets	(8,108)	43,645
Unearned insurance premiums and commissions	995	380
Insurance claims and policy reserves	(205)	(65)
Accrued interest payable	(632)	8,157
Other payables to affiliates	15,271	(8,376)
Other liabilities	41,755	(47,210)

Net cash provided by operating activities	492,737	385,705

Cash flows from investing activities:
Finance receivables:
Principal collected	5,281,213	4,697,127
Receivables originated or purchased	(6,640,245)	(5,254,036)
Proceeds from sales of securities	352,125	189,726
Proceeds from maturities of securities	59,809	71,884
Purchases of securities	(481,378)	(326,154)
Net additions to property and equipment	(37,878)	(12,970)
Net decrease in notes receivable – affiliates, net of effect of contributed subsidiaries	27,109	30,428
Cash and cash equivalents of subsidiary transferred		(1,567)
Net cash used for acquisitions	(280,756)	(324,573)
Other	42,907	(28,963)

Net cash used by investing activities	(1,677,094)	(959,098)

Cash flows from financing activities:
Net decrease in loans payable – short term	(44,395)	(267,780)
Proceeds from issuance of long term debt:
Senior	1,498,199	1,081,364
Affiliate	500,000	244,130
Repayment of senior long-term debt	(784,648)	(512,375)
Capital contribution by parent		130,000
Dividends paid	(45,000)	(60,000)

Net cash provided by financing activities	1,124,156	615,339

Net (decrease) increase in cash and cash equivalents	(60,201)	41,946

Cash and cash equivalents beginning of period	260,038	205,036

Cash and cash equivalents end of period	$199,837	$246,982

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder’s Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Total

Balance, December 31, 2000	$3,855	$312,302	$1,540,902	$(11,220)	$8,776	$1,854,615

Comprehensive income (loss):
Net income			129,581			129,581
Other				(331)	7,783	7,452

Capital contribution from parent		130,000				130,000

Dividends			(60,000)			(60,000)

Transfer of subsidiary			(4,759)			(4,759)

Balance, June 30, 2001	$3,855	$442,302	$1,605,724	$(11,551)	$16,559	$2,056,889

Balance, December 31, 2001	$3,855	$442,302	$1,657,815	$(14,335)	$21,212	$2,110,849

Comprehensive income:
Net income			149,043			149,043
Other				3,648	4,395	8,043

Dividends			(45,000)			(45,000)

Balance, June 30, 2002	$3,855	$442,302	$1,761,858	$(10,687)	$25,607	$2,222,935

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the accounting policies set forth in Wells Fargo Financial, Inc.’s 2001 Annual Report on Form 10-K, except as described in note 8, and should be read in conjunction with the Notes to Consolidated Financial Statements therein.  In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the financial statements for the periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.             Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  Approximately $956.4 million of consolidated stockholder’s equity was unrestricted at June 30, 2002.

3.             Other Income.

Income from affiliates was $16.0 million and $8.5 million for the quarters ended June 30, 2002 and 2001, respectively, and $26.6 million and $19.9 million for the six months ended June 30, 2002 and 2001, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $20.0 million and $20.1 million for the quarters ended June 30, 2002 and 2001, respectively, and $39.3 million and $39.1 million for the six months ended June 30, 2002 and 2001, respectively.

4.             Finance Receivables.

Finance receivables are as follows:

(In Thousands)	June 30, 2002	December 31, 2001

United States consumer finance:
Real estate - secured loans	$3,492,791	$2,984,226
Consumer loans	1,460,996	1,483,055

Total loans	4,953,787	4,467,281

Sales finance contracts	1,104,559	1,228,396
Credit cards	1,477,406	1,341,039

Total United States consumer finance	7,535,752	7,036,716

Canadian consumer finance:
Real estate - secured loans	109,753	90,919
Consumer loans	491,489	461,668

Total loans	601,242	552,587

Sales finance contracts	626,062	585,725
Credit cards	26,684	24,494

Total Canadian consumer finance	1,253,988	1,162,806

Automobile finance	3,753,988	3,375,101

Leasing	1,277,381	1,290,658

Other	1,013,825	568,288

Total finance receivables (1)	$14,834,934	$13,433,569

(1)          Outstanding receivable balances at June 30, 2002 and December 31, 2001 are net of unearned income, including net deferred fees, of $2.40 billion and $2.25 billion, respectively.  Non-accrual finance receivables were $62.6 million at June 30, 2002 compared with $76.0 million at December 31, 2001.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $161.5 million at June 30, 2002 compared with $172.4 million at December 31, 2001.

5.                                       Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In Thousands)	2002	2001	2002	2001

Allowance for credit losses beginning of period	$533,900	$503,074	$521,948	$462,555

Provision for credit losses charged to expense	158,773	120,606	298,835	229,041

Write-offs	(135,684)	(132,909)	(284,332)	(260,428)

Recoveries	24,009	19,079	47,620	39,107

Allowance related to business combinations and other	3,317		244	39,575

Allowance for credit losses end of period	$584,315	$509,850	$584,315	$509,850

6.                                       Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Quarter Ended June 30,		Six Months Ended June 30,
(In Thousands)	2002	2001	2002	2001

Cash paid for:
Interest	$154,234	$162,494	$317,103	$347,422
Income taxes	60,260	26,204	70,090	66,627

7.             Segment Information.

The Company has four reportable segments: U.S. consumer finance, Canadian consumer finance, automobile finance, and leasing.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 769 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 161 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 188 branches in 34 states and Puerto Rico.  Leasing operations specialize in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:

(In Thousands)
	U.S. Consumer Finance		Canadian Consumer Finance		Automobile Finance
Quarter Ended June 30,:	2002	2001	2002	2001	2002	2001

Finance charges and interest	$313,422	$304,548	$67,472	$60,815	$145,831	$130,065
Total income	371,602	369,737	74,890	67,940	154,384	138,133
Net income	12,256	32,360	14,180	9,408	26,877	15,311

Six Months Ended June 30,:

Finance charges and interest	$627,655	$608,630	$131,426	$121,741	$282,958	$259,985
Total income	756,986	740,326	145,114	135,367	299,687	275,467
Net income	55,426	64,159	25,710	19,716	41,369	26,755
Total assets	9,385,571	8,226,148	1,549,279	1,236,999	3,973,967	3,471,367

(In Thousands)
	Leasing		Other*		Total
Quarter Ended June 30,:	2002	2001	2002	2001	2002	2001

Finance charges and interest	$35,725	$37,411	$15,377	$15,773	$577,827	$548,612
Total income	51,024	45,037	25,776	24,650	677,676	645,497
Net income	11,855	6,440	4,968	1,260	70,136	64,779

Six Months Ended June 30,:

Finance charges and interest	$72,753	$69,432	$25,164	$31,657	$1,139,956	$1,091,445
Total income	96,539	82,247	45,643	49,516	1,343,969	1,282,923
Net income	20,645	14,623	5,893	4,328	149,043	129,581
Total assets	1,386,065	1,373,595	994,667	538,719	17,289,549	14,846,828

*                 Information from other segments below the quantitative threshold are attributable to miscellaneous insurance companies, collection services, operations in Argentina (2001 only) and commercial finance operations including rediscounting.

8.             Recent Accounting Standards.

In June 2001, the Financial Accounting Board (FASB) issued Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

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

“Adjusted Earnings” - FAS 142 Transitional Disclosure

Under FAS 142, effective January 1, 2002 amortization of goodwill was discontinued.  For comparability, the table below reconciles the Company’s reported earnings to “adjusted” earnings, which exclude goodwill amortization.

	June 30, 2001		September 30, 2001
(In Thousands)	Quarter ended	Six months ended	Quarter ended	Nine months ended

Net income
Reported net income	$64,779	$129,581	$67,568	$197,149
Goodwill amortization, net of tax	6,527	12,722	6,516	19,238
Adjusted net income	$71,306	$142,303	$74,084	$216,387

	2001	2001	2000	December 31, 1999
(In Thousands)	Quarter ended	Year ended	Year ended	Year ended

Net income
Reported net income	$67,668	$264,817	$241,054	$265,361
Goodwill amortization, net of tax	6,318	25,556	18,932	21,093
Adjusted net income	$73,986	$290,373	$259,986	$286,454

9.             Goodwill.

The changes in the carrying amount of goodwill for the quarter and six months ended June 30, 2002, respectfully, are as follows:

(In Thousands)	U.S. Consumer Finance	Canadian Consumer Finance	Automobile Finance	Leasing	Other	Total
Quarter ended June 30, 2002

Balance as of March 31, 2002	$12,894	$33,784	$178,815	$110,417	$6,333	$342,243

Purchase accounting adjustment					(4)	(4)

Foreign currency translation adjustment		1,756				1,756

Balance as of June 30, 2002	$12,894	$35,540	$178,815	$110,417	$6,329	$343,995

Six months ended June 30, 2002

Balance as of December 31, 2001	$12,894	$33,864	$178,815	$110,417	$	$335,990

Goodwill acquired (1)					6,333	6,333

Purchase accounting adjustment					(4)	(4)

Foreign currency translation adjustment		1,676				1,676

Balance as of June 30, 2002	$12,894	$35,540	$178,815	$110,417	$6,329	$343,995

(1)  The additional goodwill resulted from the purchase of the rediscount operations of Washington Mutual Bank, FA on March 28, 2002.

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

Wells Fargo Financial’s net income for the first six months of 2002 was $149.0 million compared with $129.6 million for the first six months of 2001.  Wells Fargo Financial adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill amortization ceased.  Net income in the first six months of 2001 included $12.7 million of goodwill amortization (net of tax).  Excluding amortization of goodwill, net income for the first six months of 2002 was $149.0 compared with $142.3 million for the first six months of 2001.

Well’s Fargo Financial’s total income (revenue) increased 5% for the first six months ($1,344.0 million in the first six months of 2002 compared with $1,282.9 million in the first six months of 2001).

Income from finance charges and interest increased 4% for the first six months ($1,140.0 million in the first six months of 2002 compared with $1,091.4 million in the first six months of 2001).  Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first six months of 2002 increased 14% from the first six months of 2001; average U.S. consumer finance receivables outstanding increased 11%, average Canadian consumer finance receivables outstanding increased 15%, average automobile finance receivables outstanding increased 11%, average leasing finance receivables outstanding increased 11%, and average other finance receivables outstanding increased 75%.

	2002	2001
Rate of charge on finance receivables:

U.S. consumer finance	17.53%	18.87%
Canadian consumer finance	22.39	23.84
Automobile finance	16.27	16.62
Leasing	11.49	12.20
Other	6.54	14.38
Total	16.46	17.92

The increase in income from finance charges and interest was due to growth in average receivables outstanding.  Growth in average receivables for U.S. consumer finance, Canadian consumer finance and automobile finance was due to regular business activity.  The increase in average leasing finance receivables was due primarily to the purchase of Conseco Finance Vendor Services Corporation on January 31, 2001.  The majority of the increase in other average receivables was due to significant receivable growth of the rediscounting operations.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in portfolio mix.  The decline in the earned rate of charge for other finance receivables occurred due to the change in portfolio mix occurring due to the growth of rediscounting operations and the transfer of the Company’s operations in Argentina to its parent during December 2001.

Other income increased 11% ($145.6 million in the first six months of 2002 compared with $131.2 million in the first six months of 2001).  The increase in other income was due to an increase in income from affiliates and due to additional fee income originating from the leasing acquisition in the prior year.

Operating expenses increased 8% ($473.5 million in the first six months of 2002 compared with $438.7 million in the first six months of 2001).  The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion and acquisitions.

Interest and debt expense decreased 15% ($311.6 million in the first six months of 2002 compared with $368.7 million in the first six months of 2001).  Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.  Average total outstanding borrowings in the first six months of 2002 increased 18% from the first six months of 2001.

	Six Months Ended June 30,
	2002	2001
Costs of funds:
Short-term	2.09%	5.60%
Long-term	5.97	6.54
Total	4.73	6.26

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and notes receivable - affiliates increased 14% from the first six months of 2002.

Provision for credit losses increased 30% ($298.8 million in the first six months of 2002 compared with $229.0 million in the first six months of 2001).  In the second quarter of 2002, Wells Fargo Financial adopted a new loss recognition policy for consumer loans and sales finance contracts in its U.S. consumer finance stores.  Previously, losses in this part of the U.S. consumer finance portfolio were determined using a combination of recency and contractual delinquency.  The new policy is based on contractual delinquency.  The change increased the provision for losses by approximately $20 million.  The Company expects the additional losses will be recognized as write-offs in the third quarter of 2002.

Net write-offs increased 7% ($236.7 million in the first six months of 2002 compared with $221.3 million in the first six months of 2001).  The increase was due primarily to higher write-offs in the Company’s Canadian consumer finance, automobile, and leasing portfolios (see following table).  This increase was partially offset by improvements in the U.S. consumer finance business and other finance businesses.

	Six Months Ended June 30,
	2002	2001
Net write-offs, not annualized, as a percentage of average net receivables outstanding:

U.S. consumer finance	1.92%	2.17%
Canadian consumer finance	2.14	2.04
Automobile finance	1.60	1.35
Leasing	1.25	1.11
Other	.31	1.30
Total	1.71	1.82

Through June 30, 2002, the provision for credit losses exceeded net write-offs by $62.1 million.  As discussed previously, provision expense during the second quarter of 2002 includes the effect of a new loss recognition policy for consumer loans, of approximately $20 million.  At June 30, 2002, the Company had an allowance for credit losses of $584.3 million (3.94% of receivables) compared with $521.9 million (3.89% of receivables) at December 31, 2001.  Non-accrual finance receivables were $62.6 million at June 30, 2002 compared with $76.0 million at December 31, 2001.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $161.5 million at June 30, 2002 compared with $172.4 million at December 31, 2001.  The process of determining the allowance for credit losses is a critical accounting policy of the Company.  The process requires subjective and complex judgements by management. Assumptions about economic conditions, unemployment rates, and projected write-offs are factors considered when evaluating the allowance for losses.  Management believes that the allowance for credit losses at June 30, 2002, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.  However, no assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the portfolio, in light of the factors then prevailing, including economic conditions and the ongoing examination process by the Company, will not require significant increases in the allowance for losses.

Income taxes increased 12% ($86.7 million in the first six months of 2002 compared with $77.4 million in the first six months of 2001).  Income before income taxes increased 14% ($235.7 million in the first six months of 2002 compared with $207.0 million in the first six months of 2001.)  The effective tax rate was 36.8% for the first six months of 2002 and 37.4% for the first six months of 2001.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At June 30, 2002, lines of credit and revolving credit agreements totaling $2,764 million were being maintained at 19 domestic and international banks; the entire amount was available on that date.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings.  At June 30, 2002, federal funds availability at the two banks was $557 million.

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

PART II.  OTHER INFORMATION

WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

Six Months Ended June 30, 2002
	Years Ended December 31,
	2001	2000	1999	1998	1997
1.74	1.61	1.58	1.78	1.72	2.00

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges.  Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the six months ended June 30, 2002.

Exhibit (99.1)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

Exhibit (99.2)	Certification of Periodic Financial Report by Chief Financial Executive Officer Pursuant to 18 U.S.C. § 1350.

(b)  Reports on 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.

Date: August 12, 2002

	By	/s/ Eric Torkelson
Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)