Form 10-Q
period 2002-09-30
WELLS FARGO FINANCIAL INC
filed 2002-11-12
CIK 708481

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002	Commission file number 2-80466

Wells Fargo Financial, Inc.
(Exact name of registrant as specified in its charter)

Iowa	42 1186565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Eighth Street, Des Moines, Iowa	50309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (515) 243-2131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock (without par value):  1,000 shares outstanding as of November 12, 2002.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I.  FINANCIAL INFORMATION

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	September 30, 2002	December 31, 2001

Assets

Cash and cash equivalents	$221,271	$260,038

Securities available-for-sale	1,517,153	1,377,148

Finance receivables	15,541,008	13,433,569

Less allowance for credit losses	593,245	521,948

Finance receivables - net	14,947,763	12,911,621

Notes receivable - affiliates	600,600	636,588

Property and equipment (at cost, less accumulated depreciation of $98,132 for 2002 and $87,299 for 2001)	134,581	94,017

Deferred income taxes	57,718	62,290

Goodwill	342,422	335,990

Other assets	213,668	231,570

Total assets	$18,035,176	$15,909,262

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Balance Sheets (Unaudited)

(Thousands of Dollars)

	September 30, 2002	December 31, 2001

Liabilities and Stockholder’s Equity

Loans payable - short-term:
Commercial paper	$4,337,990	$4,067,707
Affiliates	113,600	64,600
Other	114,298	93,742
Unearned insurance premiums and commissions	135,260	133,465
Insurance claims and policy reserves	34,460	34,635
Accrued interest payable	137,575	131,752
Other liabilities	475,206	426,876
Long-term debt:
Senior	9,150,480	8,145,636
Affiliate	1,200,000	700,000

Total liabilities	15,698,869	13,798,413

Stockholder’s equity:
Common stock without par value (authorized 1,000 shares, issued and outstanding 1,000 shares)	3,855	3,855
Additional paid in capital	442,302	442,302
Retained earnings	1,860,541	1,657,815
Accumulated other comprehensive income, net of income taxes	29,609	6,877

Total stockholder’s equity	2,336,307	2,110,849

Total liabilities and stockholder’s equity	$18,035,176	$15,909,262

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income:

Finance charges and interest	$615,442	$560,401	$1,755,398	$1,651,846

Insurance premiums and commissions	29,765	31,003	88,129	91,327

Other income	79,052	74,831	224,701	205,985

Total income	724,259	666,235	2,068,228	1,949,158

Expenses:

Operating expenses	235,492	233,268	708,946	671,996

Goodwill amortization		9,416		27,755

Interest and debt expense	167,335	171,072	478,930	539,761

Provision for credit losses	152,517	133,638	451,352	362,679

Insurance losses and loss expenses	12,449	11,369	36,807	32,517

Total expenses	567,793	558,763	1,676,035	1,634,708

Income before income taxes	156,466	107,472	392,193	314,450

Income taxes	57,783	39,904	144,467	117,301

Net income	$98,683	$67,568	$247,726	$197,149

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(Thousands of Dollars)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income	$98,683	$67,568	$247,726	$197,149

Other comprehensive income, before income taxes:
Unrealized gains on securities available-for-sale:
Unrealized gains arising during the period	25,899	23,832	30,354	36,890
Reclassification adjustment for net losses (gains) included in net income	3,583	(1,867)	5,940	(3,137)

	29,482	21,965	36,294	33,753

Unrealized (losses) on derivatives and hedging activities:
Unrealized (losses) arising during the period	(1,318)		(1,318)

Foreign currency translation adjustment	(3,936)	(2,509)	(288)	(2,840)

Other comprehensive income before income taxes	24,228	19,456	34,688	30,913

Income tax expense related to:
Unrealized gains on securities available-for-sale and derivatives and hedging activities	9,539	7,538	11,956	11,543
Other comprehensive income, net of income taxes	14,689	11,918	22,732	19,370

Comprehensive income	$113,372	$79,486	$270,458	$216,519

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)
(Thousands of Dollars)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$247,726	$197,149
Adjustments to reconcile net income to net cash flows from operating activities, net of effect of contributed subsidiaries:
Provision for credit losses	451,352	362,679
Depreciation and amortization	14,090	40,175
Deferred income taxes	(6,841)	13,523
Other assets	15,640	41,371
Unearned insurance premiums and commissions	1,795	(3,709)
Insurance claims and policy reserves	(175)	(72)
Accrued interest payable	5,823	10,189
Other payables to affiliates	92,299	31,475
Other liabilities	(45,313)	4,106

Net cash provided by operating activities	776,396	696,886

Cash flows from investing activities:
Finance receivables:
Principal collected	8,029,894	7,087,213
Receivables originated or purchased	(10,235,582)	(8,245,133)
Proceeds from sales of securities	636,351	267,253
Proceeds from maturities of securities	98,397	98,938
Purchases of securities	(845,556)	(499,033)
Net additions to property and equipment	(53,766)	(25,353)
Net decrease (increase) in notes receivable – affiliates, net of effect of contributed subsidiaries	35,988	(60,563)
Cash and cash equivalents of subsidiary transferred		(1,567)
Net cash used for acquisitions	(280,756)	(324,573)
Other	3,990	(73,449)

Net cash used by investing activities	(2,611,040)	(1,776,267)

Cash flows from financing activities:
Net increase in loans payable – short term	339,839	199,873
Proceeds from issuance of long term debt:
Senior	2,326,503	1,683,668
Affiliate	500,000	244,130
Repayment of senior long-term debt	(1,325,465)	(1,072,234)
Capital contribution by parent		130,000
Dividends paid	(45,000)	(85,000)

Net cash provided by financing activities	1,795,877	1,100,437

Net (decrease) increase in cash and cash equivalents	(38,767)	21,056

Cash and cash equivalents beginning of period	260,038	205,036

Cash and cash equivalents end of period	$221,271	$226,092

See accompanying notes to consolidated financial statements.

WELLS FARGO FINANCIAL, INC.

Consolidated Statements of Stockholder’s Equity (Unaudited)

(Thousands of Dollars)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation	Unrealized Gains (Losses) on Securities Available- for-Sale	Unrealized Gains (Losses on) Derivatives and Hedging Activities	Total

Balance, December 31, 2000	$3,855	$312,302	$1,540,902	$(11,220)	$8,776	$	$1,854,615

Comprehensive income (loss):
Net income			197,149				197,149
Other				(2,840)	22,210		19,370

Capital contribution from parent		130,000					130,000

Dividends			(85,000)				(85,000)

Transfer of subsidiary			(4,759)				(4,759)

Balance, September 30, 2001	$3,855	$442,302	$1,648,292	$(14,060)	$30,986	$	$2,111,375

Balance, December 31, 2001	$3,855	$442,302	$1,657,815	$(14,335)	$21,212	$	$2,110,849

Comprehensive income (loss):
Net income			247,726				247,726
Other				(288)	23,877	(857)	22,732

Dividends			(45,000)				(45,000)

Balance, September 30, 2002	$3,855	$442,302	$1,860,541	$(14,623)	$45,089	$(857)	$2,336,307

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

2.             Dividend Restrictions.

Certain long-term debt instruments restrict payment of dividends on and acquisitions of the Company’s common stock.  In addition, such debt instruments and the Company’s bank credit agreements contain certain requirements as to maintenance of net worth (as defined).  Approximately $1.1 billion of consolidated stockholder’s equity was unrestricted at September 30, 2002.

3.             Other Income.

Income from affiliates was $13.0 million and $10.5 million for the quarters ended September 30, 2002 and 2001, respectively, and $39.6 million and $30.4 million for the nine months ended September 30, 2002 and 2001, respectively.

Interest and dividends from securities available-for-sale and cash equivalents were $19.4 million and $20.4 million for the quarters ended September 30, 2002 and 2001, respectively, and $58.7 million and $59.6 million for the nine months ended September 30, 2002 and 2001, respectively.

4.             Finance Receivables.

Finance receivables are as follows:

(In Thousands)	September 30, 2002	December 31, 2001

United States consumer finance:
Real estate – secured loans	$3,732,963	$2,984,226
Consumer loans	1,504,527	1,483,055

Total loans	5,237,490	4,467,281

Sales finance contracts	1,149,502	1,228,396
Credit cards	1,592,112	1,341,039

Total United States consumer finance	7,979,104	7,036,716

Canadian consumer finance:
Real estate – secured loans	111,670	90,919
Consumer loans	470,781	461,668

Total loans	582,451	552,587

Sales finance contracts	638,113	585,725
Credit cards	27,729	24,494

Total Canadian consumer finance	1,248,293	1,162,806

Automobile finance	4,012,938	3,375,101

Leasing	1,251,259	1,290,658

Other	1,049,414	568,288

Total finance receivables(1)	$15,541,008	$13,433,569

(1)     Outstanding receivable balances at September 30, 2002 and December 31, 2001 are net of unearned income, including net deferred fees, of $2.51 billion and $2.25 billion, respectively.  Non-accrual finance receivables were $68.6 million at September 30, 2002 compared with $76.0 million at December 31, 2001.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $145.5 million at September 30, 2002 compared with $172.4 million at December 31, 2001.

5.             Allowance for Credit Losses.

The analysis of the allowance for credit losses is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2002	2001	2002	2001

Allowance for credit losses beginning of period	$584,315	$509,850	$521,948	$462,555

Provision for credit losses charged to expense	152,517	133,638	451,352	362,679

Write-offs	(163,835)	(142,803)	(448,167)	(403,231)

Recoveries	23,253	19,075	70,873	58,182

Allowance related to business combinations and other	(3,005)		(2,761)	39,575

Allowance for credit losses end of period	$593,245	$519,760	$593,245	$519,760

6.             Statements of Consolidated Cash Flows.

The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Supplemental disclosure of certain cash flow information is presented below:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2002	2001	2002	2001

Cash paid for:
Interest	$158,748	$188,717	$475,851	$536,139
Income taxes	33,230	11,664	103,320	78,291

7.             Segment Information.

The Company has four reportable segments: U.S. consumer finance, Canadian consumer finance, automobile finance, and leasing.  The Company’s operating segments are determined by product type and geography.  U.S. consumer finance operations make loans to individuals and purchase sales finance contracts through 770 consumer finance branches in 47 states, Guam, Saipan, and Puerto Rico.  The U.S. consumer finance segment also issues credit cards through two banking subsidiaries.  Canadian consumer finance operations make loans to individuals and purchase sales finance contracts through 163 consumer finance branches in the 10 provinces.  Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles through 190 branches in 34 states and Puerto Rico.  Leasing operations specialize in financing commercial equipment such as office copiers, telephone systems, health care equipment, small computers, and light industrial equipment.  Lease finance receivables are generated primarily from equipment distributors ranging from small independently-owned vendors to large equipment manufacturers.  Results from insurance operations are included in the appropriate segment.

Selected financial information for each segment is shown below:

(In Thousands)

	U.S. Consumer Finance		Canadian Consumer Finance		Automobile Finance		Leasing		Other*		Total
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Quarter Ended September 30,:

Finance charges and interest	$336,703	$309,938	$69,573	$62,633	$157,415	$133,235	$34,767	$37,977	$16,984	$16,618	$615,442	$560,401
Total income	394,498	382,965	89,127	69,464	164,889	141,203	48,100	45,685	27,645	26,918	724,259	666,235
Net income	44,253	41,257	21,512	8,721	17,734	10,422	11,820	4,681	3,364	2,487	98,683	67,568

Nine Months Ended September 30,:

Finance charges and interest	$964,358	$918,568	$200,999	$184,374	$440,373	$393,220	$107,520	$107,409	$42,148	$48,275	$1,755,398	$1,651,846
Total income	1,151,484	1,123,291	234,241	204,831	464,576	416,670	144,639	127,932	73,288	76,434	2,068,228	1,949,158
Net income	99,679	105,416	47,222	28,437	59,103	37,177	32,465	19,304	9,257	6,815	247,726	197,149
Total assets	9,887,780	8,620,014	1,549,777	1,259,277	4,220,059	3,548,719	1,356,514	1,402,845	1,021,046	643,680	18,035,176	15,474,535

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

As required by FAS 142, goodwill was assessed for impairment at the reporting unit level by applying a fair-value-based test during the first quarter of 2002.  The Company determined no goodwill impairment had occurred in its reporting units.

“Adjusted Earnings” - FAS 142 Transitional Disclosure

Under FAS 142, effective January 1, 2002 amortization of goodwill was discontinued.  For comparability, the table below reconciles the Company’s reported earnings to “adjusted” earnings, which exclude goodwill amortization.

	September 30, 2001
(In Thousands)	Quarter ended	Nine months ended

Net income
Reported net income	$67,568	$197,149
Goodwill amortization, net of tax	6,516	19,238
Adjusted net income	$74,084	$216,387

9.             Goodwill.

The changes in the carrying amount of goodwill for the quarter and nine months ended September 30, 2002, respectively, are as follows:

(In Thousands)	U.S. Consumer Finance	Canadian Consumer Finance	Automobile Finance	Leasing	Other	Total
Quarter ended September 30, 2002

Balance as of June 30, 2002	$12,894	$35,540	$178,815	$110,417	$6,329	$343,995

Foreign currency translation adjustment		(1,573)				(1,573)

Balance as of September 30, 2002	$12,894	$33,967	$178,815	$110,417	$6,329	$342,422

Nine months ended September 30, 2002

Balance as of December 31, 2001	$12,894	$33,864	$178,815	$110,417	$	$335,990

Goodwill acquired (1)					6,333	6,333

Purchase accounting adjustment					(4)	(4)

Foreign currency translation adjustment		103				103

Balance as of September 30, 2002	$12,894	$33,967	$178,815	$110,417	$6,329	$342,422

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

The discussion and analysis that follows is limited to a discussion of the first nine months as a whole and does not include a separate discussion of the third quarter unless otherwise noted.  In this quarterly report on Form 10-Q, the discussion and analysis includes the accounts of Wells Fargo Financial, Inc. (the Company) and subsidiaries (collectively, “Wells Fargo Financial”).

Wells Fargo Financial’s net income for the first nine months of 2002 was $247.7 million compared with $197.1 million for the first nine months of 2001.  Wells Fargo Financial adopted FAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill amortization ceased.  Net income in the first nine months of 2001 included $19.3 million of goodwill amortization (net of tax).  Excluding amortization of goodwill, net income for the first nine months of 2002 was $247.7 million compared with $216.4 million for the first nine months of 2001.

Well’s Fargo Financial’s total income (revenue) increased 6% for the first nine months ($2,068.2 million in the first nine months of 2002 compared with $1,949.2 million in the first nine months of 2001).

Income from finance charges and interest increased 6% for the first nine months ($1,755.4 million in the first nine months of 2002 compared with $1,651.8 million in the first nine months of 2001).  Changes in income from finance charges and interest result predominantly from (1) changes in the amount of finance receivables outstanding and (2) changes in the rate of charge on those receivables. In total, average finance receivables outstanding in the first nine months of 2002 increased 15% from the first nine months of 2001; average U.S. consumer finance receivables outstanding increased 13%, average Canadian consumer finance receivables outstanding increased 16%, average automobile finance receivables outstanding increased 14%, average leasing finance receivables outstanding increased 7%, and average other finance receivables outstanding increased 76%.

Rate of charge on finance receivables:	2002	2001

U.S. consumer finance	17.52%	18.89%
Canadian consumer finance	22.40	23.72
Automobile finance	16.30	16.57
Leasing	11.32	12.07
Other	6.59	13.30
Total	16.42	17.83

The increase in income from finance charges and interest was due to growth in average receivables outstanding.  Growth in average receivables for U.S. consumer finance, Canadian consumer finance and automobile finance was due to regular business activity.  The increase in average leasing finance receivables was due primarily to the purchase of Conseco Finance Vendor Services Corporation on January 31, 2001.  The majority of the increase in other average receivables was due to significant receivable growth of the rediscounting operations.  Changes in the earned rates of charge were due to changes in prevailing market rates combined with a change in portfolio mix.  The decline in the earned rate of charge for other finance receivables resulted from the change in portfolio mix due to the growth of rediscounting operations and the transfer of the Company’s operations in Argentina to its parent during December 2001.

Other income increased 9% ($224.7 million in the first nine months of 2002 compared with $206.0 million in the first nine months of 2001).  The increase in other income was due to an increase in income from affiliates and due to additional fee income originating from growth in the leasing and credit card businesses.

Operating expenses increased 5% ($708.9 million in the first nine months of 2002 compared with $672.0 million in the first nine months of 2001).  The increase was due primarily to increases in employee compensation and benefits and other costs relating to business expansion and acquisitions.

Interest and debt expense decreased 11% ($478.9 million in the first nine months of 2002 compared with $539.8 million in the first nine months of 2001).  Changes in interest and debt expense result predominantly from (1) changes in the amount of borrowings outstanding and (2) changes in the cost of those borrowings.  Average total outstanding borrowings in the first nine months of 2002 increased 15% from the first nine months of 2001.

	Nine Months Ended September 30,
Costs of funds:	2002	2001

Short-term	2.08%	5.05%
Long-term	5.91	6.45
Total	4.70	6.01

Changes in average debt outstanding generally correspond to changes in average finance receivables outstanding combined with the change in notes receivable - affiliates.  Average finance receivables and notes receivable - affiliates increased 16% for the first nine months of 2002.

Provision for credit losses increased 24% ($451.4 million in the first nine months of 2002 compared with $362.7 million in the first nine months of 2001).  Third quarter 2002 write-offs included $21 million of charges already provided for in the second quarter of 2002, due to the adoption of a new delinquency and loss recognition policy in the U.S. consumer finance businesses.

Net write-offs increased 9% ($377.3 million in the first nine months of 2002 compared with $345.0 million in the first nine months of 2001).  The increase was due primarily to higher write-offs in the Company’s U.S. consumer finance, Canadian consumer finance and automobile portfolios and the change in delinquency and loss recognition policy noted above.  These increases were partially offset by improvements in leasing business and other finance businesses.  Write-offs after recoveries as a percentage of average net receivables decreased to 2.65 percent for the first nine months of 2002 compared with 2.79 percent in the first nine months of 2001(see following table).

	Nine Months Ended September 30,
	2002	2001
Net write-offs, not annualized, as a percentage of average net receivables outstanding:
U.S. consumer finance	3.10%	3.29%
Canadian consumer finance	3.18	3.19
Automobile finance	2.43	2.15
Leasing	1.68	1.89
Other	.39	1.69
Total	2.65	2.79

Through September 30, 2002, the provision for credit losses exceeded net write-offs by $74.1 million.  At September 30, 2002, the Company had an allowance for credit losses of $593.2 million (3.82% of receivables) compared with $521.9 million (3.89% of receivables) at December 31, 2001.  Non-accrual finance receivables were $68.6 million at September 30, 2002 compared with $76.0 million at December 31, 2001.  In addition, finance receivables outstanding which were more than three payments contractually delinquent and which were still accruing interest were $145.5 million at September 30, 2002 compared with $172.4 million at December 31, 2001.  The process of determining the allowance for credit losses is a critical accounting policy of the Company.  The process requires subjective and complex judgements by management. Assumptions about economic conditions, unemployment rates, and projected write-offs are factors considered when evaluating the allowance for losses.  Management believes that the allowance for credit losses at September 30, 2002, is adequate to absorb probable losses on existing receivables in the finance receivables portfolio.  However, no assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the portfolio, in light of the factors then prevailing, including economic conditions and the ongoing examination process by the Company, will not require significant increases in the allowance for credit losses.

Income taxes increased 23% ($144.5 million in the first nine months of 2002 compared with $117.3 million in the first nine months of 2001).  Income before income taxes increased 25% ($392.2 million in the first nine months of 2002 compared with $314.5 million in the first nine months of 2001.)  The effective tax rate was 36.8% for the first nine months of 2002 and 37.3% for the first nine months of 2001.

On October 22, 2002, Wells Fargo Financial, Inc. announced that it will no longer issue term debt securities in the United States.  For the quarter and nine months ended September 30, 2002, Wells Fargo Financial, Inc. issued $700 million and $2.1 billion, respectively, of senior notes, leaving at September 30, 2002 a total of $1.6 billion available for issuance.  For those same periods, Wells Fargo Financial, Inc.’s wholly-owned Canadian subsidiary Wells Fargo Financial Canada Corporation (WFFC) issued $200 million (Canadian) and $350 million (Canadian), respectively, in senior notes, leaving at September 30, 2002 a total of $950 million (Canadian) available for issuance.

On October 22, 2002, Wells Fargo & Company issued a full and unconditional guarantee of all outstanding term debt securities and commercial paper of Wells Fargo Financial, Inc.  Subject to receiving required consents and approvals, Wells Fargo Financial, Inc. will cease filing periodic reports under the Securities Exchange Act of 1934 and will no longer be a separately rated company.  Wells Fargo & Company also guaranteed all outstanding commercial paper of WFFC and subject to receiving required consents and approvals, intends to effectively substitute its guarantee for the guarantee of Wells Fargo Financial, Inc. with respect to the outstanding term debt of WFFC.  WFFC expects to continue to issue term debt and commercial paper in Canada, fully guaranteed by Wells Fargo & Company.

The Company maintains bank lines of credit and revolving credit agreements to provide an alternative source of liquidity to support the Company’s commercial paper borrowings.  At September 30, 2002, lines of credit and revolving credit agreements totaling $2,752 million were being maintained at 19 domestic and international banks; the entire amount was available on that date.  On October 31, 2002, the Company terminated 16 of these agreements totaling $2,500 million.  Additionally, the Company’s bank subsidiaries, Wells Fargo Financial Bank and Wells Fargo Financial National Bank, have access to federal funds borrowings.  At September 30, 2002, federal funds availability at the two banks was $583 million.

The Company’s Canadian subsidiary obtains long-term debt capital primarily from the issuance of debt securities to the public through underwriters on a firm-commitment basis and the issuance of debt securities to institutional investors.  The Company’s Canadian subsidiary also obtains long-term debt from the issuance of medium-term notes (which have maturities ranging from nine months to 30 years) through underwriters (acting as agent or principal).

The Company anticipates the continued availability of borrowed funds, at prevailing interest rates, to provide for Wells Fargo Financial’s growth in the foreseeable future.  Funds are also generated internally from payments of principal and interest on Wells Fargo Financial’s finance receivables.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under Securities and Exchange Commission (SEC) rules, Wells Fargo Financial, Inc. is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by Wells Fargo Financial, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Within the 90-day period prior to the filing date of this report, Wells Fargo Financial, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  The management of Wells Fargo Financial, Inc., including the chief executive officer and chief financial officer, supervised and participated in the evaluation.  Based on this evaluation, the chief executive officer and the chief financial officer concluded that Wells Fargo Financial, Inc.’s disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in Wells Fargo Financial, Inc.’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

WELLS FARGO FINANCIAL, INC.

Item 5.  Other Information.

RATIOS OF EARNINGS TO FIXED CHARGES

The following table sets forth the ratios of earnings to fixed charges of Wells Fargo Financial, Inc. and its subsidiaries for the periods indicated:

Nine Months Ended September 30, 2002	Years Ended December 31,
	2001	2000	1999	1998	1997

1.80	1.61	1.58	1.78	1.72	2.00

The ratios of earnings to fixed charges have been computed by dividing net earnings plus fixed charges and income taxes by fixed charges.  Fixed charges consist of interest and debt expense plus one-third of rentals (which is deemed representative of the interest factor).

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit (12)	Computation of ratios of earnings to fixed charges for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the nine months ended September 30, 2002.

Exhibit (99.1)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

Exhibit (99.2)	Certification of Periodic Financial Report by Chief Financial Executive Officer Pursuant to 18 U.S.C. § 1350.

(b)  Reports on 8-K

On July 19, 2002, the Company filed a current report on Form 8-K related to the Company’s financial results for the six months ended June 30, 2002.

On October 22, 2002, the Company filed a current report on Form 8-K related to the guarantee of the outstanding debt of the Company by Wells Fargo & Company.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FARGO FINANCIAL, INC.

Date: November 12, 2002

/s/ Eric Torkelson
Eric Torkelson
Senior Vice President and Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Daniel W. Porter, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wells Fargo Financial, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Daniel W. Porter
Daniel W. Porter
Chairman, and Chief Executive Officer

I, Dennis E. Young, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wells Fargo Financial, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Dennis E. Young
Dennis E. Young
Executive Vice President and Chief Financial Officer